Form 10QSB
period 2004-03-31
ETS PAYPHONES INC
filed 2004-08-10
CIK 1287065

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-50712

ETS PAYPHONES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2131736 (I.R.S. Employer Identification No.)
1490 Westfork Drive, Suite G, Lithia Springs, Georgia (Address of principal executive offices)	30122-1509 (Zip Code)

(770) 819-1600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

As of March 31, 2004, there were outstanding 4,985,826 shares of the Issuer's common stock $.0001 par value.

ETS PAYPHONES, INC.
INDEX TO FORM 10-QSB
MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ETS PAYPHONES, INC.
BALANCE SHEET
MARCH 31, 2004
Unaudited

ASSETS
CURRENT ASSETS
Cash	$1,315,112
Cash, restricted	1,308,553
Accounts receivable, less allowance for doubtful accounts of $1,237,867	2,209,385
Inventories	491,026
Prepaid expenses	202,171

TOTAL CURRENT ASSETS	5,526,247

FIXED ASSETS
Payphones	5,799,027
Other property and equipment	1,310,641

7,109,668
Accumulated depreciation	(1,627,161)

5,482,507

OTHER ASSETS
Site licenses, less accumulated amortization of $366,379	1,090,120
Goodwill	176,483
Deposits	159,505

1,426,108

TOTAL ASSETS	$12,434,862

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,560,991
Accrued expenses	3,196,921
Accrued taxes	801,581
401k payable	16,030

TOTAL CURRENT LIABILITIES	5,575,523

SHAREHOLDERS' EQUITY
Common Stock, par value $.0001 per share; authorized 6,000,000 shares; 4,985,826 shares issued and outstanding	499
Additional Paid in Capital	11,432,656
Accumulated deficit	(4,573,816)

TOTAL SHAREHOLDERS' EQUITY	6,859,339

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,434,862

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
REVENUE
Coin Calls	$3,578,336	$3,871,511
Non-coin calls	1,288,777	1,788,081
Other payphone revenue	161,813	34,080

Total Revenue	5,028,926	5,693,672
OPERATING EXPENSES
Telephone Charges	1,731,508	2,142,957
Commissions	1,339,978	1,252,664
Service, maintenance and network costs	1,849,054	1,688,843
Depreciation & amortization	296,606	326,121
Selling, general and administrative	1,442,223	1,559,090

Total operating expenses	6,659,369	6,969,675

Loss from Operations	(1,630,443)	(1,276,003)
OTHER INCOME (EXPENSE)
Interest income (expense)	(632)	92
Reorganization expense	(54,439)	(352,122)
Loss on asset disposition	(51,452)	—
Other income	762,093	580,646

Total other income	655,570	228,616

NET LOSS	$(974,873)	$(1,047,387)

Basic and diluted net loss per common share	$(0.19)	$(0.21)

Weighted average number of common shares outstanding	4,985,826	4,985,826

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2004	March 31, 2003
	(unaudited)	(unaudited)
Operating Activities
Net Loss	$(974,873)	$(1,047,387)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	362,581	391,480
Site licenses written down for sites taken out of service	48,696	—
Decrease in restricted cash balance	26,640	1,029,324
Decrease in accounts receivable	454,976	482,054
Decrease in inventories	49,668	18,553
Increase in prepaid expenses	(86,987)	(29,049)
Decrease in accounts payable	(109,367)	(109,701)
Decrease in tax liabilities	(448,490)	(783,649)
(Decrease) increase in accrued expenses	341,981	(46,809)
Decrease in other non-current assets	14,840	745

Total Adjustments	654,539	952,944

Net cash used by operating activities	(320,335)	(94,439)

Investing Activity
Purchase of fixed assets	(18,947)	—
Financing Activity
Cash used for stock issuance costs	(140,351)	(51,204)
Net decrease in cash	(479,633)	(145,643)
Cash, December 31	1,794,745	1,841,651

Cash, March 31	$1,315,112	$1,696,008

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$632	—

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary Information

        Our unaudited interim financial statements presented herein should be read in conjunction with the audited financial statements of our company contained in our Form 10-SB for the year ended December 31, 2003. Interim results are not necessarily indicative of results to be expected for the entire year.

The Company

        ETS Payphones, Inc. ("ETS" or the "Company") is a Delaware corporation that operates, services, and maintains a system of payphones. ETS is one of the largest independent payphone operators in the United States, currently managing approximately 17,000 payphones from nine branch offices handling 29 states, Washington D.C., and Puerto Rico.

        The Company enters into binding agreements with location owners to operate payphones at locations such as shopping centers, hospitals, hotels, convenience stores, service stations, grocery stores, restaurants, airports, truck stops and bus terminals. In addition to agreements with private property owners, ETS is party to various agreements with municipalities under which the Company has been granted the right to provide payphone services on municipal property. In most instances, the site agreements on location leases entitle the private property owner or municipality to a percentage of revenues as "rent." In other instances, these agreements take the form of franchises pursuant to which ETS is required to pay either a fixed per phone fee or a percentage of revenues.

Initial Public Filing

        The Company filed an initial registration statement, Form 10-SB, with the Securities and Exchange Commission in April, 2004.

Revenue Recognition

        The Company derives its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited into the payphone. Coin call revenues are recorded in the amount of coins deposited in the payphones and in the period deposited. We also receive revenues from non-coin calls made from our payphones. These non-coin calls include credit card, calling card, prepaid calling card, collect and third-party billed calls where the caller dials "0" plus the number or simply dials "0" for an operator. Non-coin calls often require a number of services, including automated or live operators to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call's duration and determining the charge for the call, and billing and collecting the applicable charge. We have contracted with a limited number of operator service providers to handle these calls and perform all associated functions, while paying us a commission on the revenues generated thereby.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Accordingly, actual results could differ from those estimates.

        Significant estimates used in preparing these financial statements include those used in estimating the allowance for doubtful accounts. It is at least reasonably possible that these significant estimates used will change during the current fiscal year.

Net Loss Per Common Share

        Basic loss per share is computed based on net loss divided by the weighted average number of common shares outstanding. There were no potential common share equivalents outstanding during 2003 or 2004, therefore the diluted loss per common share is the same as the basic loss per common share.

Other Income

        Other income as shown under the heading "Other Income and Expense" in the Statement of Operations consists of the following:

Estimated tax liability adjustment	$487,500
Dial around true-up receipts for prior years' operations	262,314
Other miscellaneous income items	12,279

Total	$762,093

        The estimated tax liability adjustment for $487,500 resulted from an elimination of the liability due for certain fees in New York City. The Company obtained a bond to cover potential obligations. This bond replaced the former requirement for cash collateral.

Item 2. Plan of Operation

        ETS Payphones, Inc. owns and operates approximately 17,000 public pay telephones in 29 states concentrated primarily in the Eastern and Southern United States, as well as the District of Columbia and Puerto Rico. We are an independent owner of payphone equipment placed at locations with client site owners that include retail establishments, convenience stores, hotels, hospitals and other publicly and privately owned businesses. These locations are owned or managed by over 5000 clients that include Fortune 100 companies as well as single store accounts and municipalities. We also provide other telecommunications products to certain clients.

        Our primary business is to install and operate payphones pursuant to contracts with location owners. We install public payphones in properties owned or controlled by others where significant demand exists for public payphone services, such as shopping centers, hospitals, hotels, convenience stores, service stations, grocery stores, restaurants, airports, truck stops and bus terminals. We service and maintain the payphones and collect the revenue generated.

Risk Factors

        The following risk factors should be considered carefully in addition to the other information contained in this report.

  1.    Regulatory Issues

        The enactment of the Telecommunications Act significantly altered the regulatory landscape in which payphone companies operate. Although we believe that the Telecommunications Act, as implemented by the FCC, addressed certain historical inequities in the payphone marketplace, uncertainties relating to the impact and timing of the implementation of the new regulatory framework still exist. The uncertainty with the greatest potential financial impact relates to revenue from access code calls and toll-free dialed calls, also referred to as dial-around compensation. Dial-around compensation accounts for a material percentage of our revenues. Additionally, the March 2004 United States Court of Appeals, D.C. Circuit decision to vacate the FCC Unbundled Network Element rules will have an unknown effect on local line access pricing.

  2.    Limited Financial Resources

        Our future performance and liquidity will depend on a number of factors, including industry performance, general business and economic conditions, the absence of contingencies, and other matters, many of which are beyond our control. We will have limited financial resources, and it may be the case that we will not have the funds to make capital improvements arising other than in the ordinary course of business.

  3.    Dependence Upon Third-Party Providers

        We assemble payphones from components provided by outside suppliers. In addition, we rely on outside suppliers for local line access, billing and collection services, and long-distance and operator services. We believe that multiple suppliers are available to meet all of our product and service needs at competitive prices and rates and expect the availability of such products and services to continue in the future. However, we cannot assure the continuing availability of alternative sources.

  4.    Competition

        We compete with other telecommunications providers, including providers of wireless services, other payphone providers and long-distance carriers. Many of these competitors have substantially greater financial, marketing, and other resources than the Company.

  5.    Technological Change and New Services

        Continuous technological change, frequent service and product innovations, and evolving industry standards characterize the telecommunications industry. We believe that our future success will depend in part on our ability to anticipate technological changes and respond in a timely and effective manner to meet new industry standards. Any failure to keep pace with technological change (including the technical support component required to operate payphones) and new customer service demands could have a material adverse effect on our business.

  6.    Impact of Seasonality

        Our revenue from payphone operations is affected by seasonal variations. Because many of our payphones are located outdoors, weather patterns have differing effects on our revenue depending on the region of the country where the payphones are located and the enclosure housing of the phone. For example, our payphones throughout the midwestern and eastern United States produce their highest call volumes during the second and third quarters, when the climate tends to be more favorable. Seasonal variations in revenues could have a material adverse effect on our business. Changes in the geographic distribution of our payphones may in the future result in different seasonal variations in our results.

  7.    No established market for the Common Stock.

        Our Common Stock is not listed on any stock exchange. Our Common Stock was issued to approximately 12,500 individuals and entities. Ownership interests are tracked by the transfer agent, American Stock Transfer and Trust Company ("AST&T"), and transfers of ownership may be documented through AST&T. The Common Stock is not traded on any recognized stock exchange, stock market or bulletin board system and there are no market makers for the Common Stock. There can be no assurance that an active or liquid trading market for our shares of Common Stock will develop or be maintained.

  8.    Possible discontinuance of operations

        If we are unable to achieve profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have sustained losses since our bankruptcy reorganization in December 2002.

Item 3. Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal officers as appropriate, to allow timely decisions regarding required disclosure.

        The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

        Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley At of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley At of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

No reports on Form 8-K were filed in the first quarter of 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETS PAYPHONES, INC.
Date: August 10, 2004	By:	/s/ GUY A. LONGOBARDO Guy A. Longobardo President and Chief Executive Officer
	By:	/s/ MICHAEL H. MCCLELLAN Michael H. McClellan Executive Vice President, Chief Financial Officer and Treasurer

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 2. Plan of Operation
  Item 3. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES