Form 10QSB
period 2004-06-30
ETS PAYPHONES INC
filed 2004-08-16
CIK 1287065

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

As of June 30, 2004, there were outstanding 4,985,826 shares of the Issuer's common stock $.0001 par value.

ETS PAYPHONES, INC.
INDEX TO FORM 10-QSB
JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ETS PAYPHONES, INC.
BALANCE SHEET
JUNE 30, 2004
Unaudited

ASSETS
CURRENT ASSETS
Cash	$1,330,833
Cash, restricted	1,308,553
Accounts receivable, less allowance for doubtful accounts of $1,237,867	1,570,870
Inventories	527,915
Prepaid expenses	99,474

TOTAL CURRENT ASSETS	4,837,645

FIXED ASSETS
Payphones	5,798,402
Other property and equipment	1,314,579

7,112,981
Accumulated depreciation	(1,910,384)

5,202,597

OTHER ASSETS
Site licenses, less accumulated amortization of $405,068	957,843
Goodwill	176,483
Deposits	187,455

1,321,781

TOTAL ASSETS	$11,362,023

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,614,800
Accrued expenses	3,449,802
Accrued taxes	811,701
401k payable	9,914

TOTAL CURRENT LIABILITIES	5,886,217

SHAREHOLDERS' EQUITY
Common Stock, par value $.0001 per share; authorized 6,000,000 shares; 4,985,826 shares issued and outstanding	499
Additional Paid in Capital	11,432,656
Accumulated deficit	(5,957,349)

TOTAL SHAREHOLDERS' EQUITY	5,475,806

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,362,023

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
REVENUE
Coin Calls	$3,731,431	$4,258,797	$7,309,767	$8,130,308
Non-coin calls	1,112,887	1,701,200	2,401,663	3,489,281
Other payphone revenue	200,857	27,961	362,670	62,041

Total Revenue	5,045,175	5,987,958	10,074,100	11,681,630

OPERATING EXPENSES
Telephone Charges	1,595,490	1,954,127	3,326,998	4,097,083
Commissions	1,406,263	1,109,597	2,746,240	2,362,262
Service, maintenance and network costs	1,502,515	1,775,282	3,351,567	3,464,122
Depreciation & amortization	277,210	326,121	573,815	652,242
Selling, general and administrative	1,419,341	1,648,119	2,861,562	3,207,208

Total Operating Expenses	6,200,819	6,813,246	12,860,182	13,782,917

Loss from Operations	(1,155,644)	(825,288)	(2,786,082)	(2,101,287)
OTHER INCOME (EXPENSE)
Interest income (expense)	33	1,081	(599)	1,173
Reorganization expense	(75,216)	(180,296)	(129,655)	(532,418)
Loss on asset disposition	(72,015)	13,871	(123,467)	13,871
Other income	(80,698)	115,892	681,394	696,538

Total Other Income	(227,896)	(49,452)	427,673	179,164

NET LOSS	$(1,383,540)	$(874,740)	$(2,358,409)	$(1,922,123)

Basic and diluted net loss per common share	$(0.28)	$(0.18)	$(0.47)	$(0.39)

Weighted avg. number of common shares outstanding	4,985,826	4,985,826	4,985,826	4,985,826

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	Unaudited	Unaudited
Operating Activities
Net (Loss)	$(2,358,409)	$(1,922,123)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation expense	706,066	782,960
Site licenses written down for sites taken out of service	120,712	—
Decrease in restricted cash balance	26,640	1,064,921
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,093,491	821,996
Decrease in inventories	12,779	50,181
(Increase) Decrease in prepaid expenses	15,710	(9,946)
(Decrease) in accounts payable	(99,531)	(85,364)
(Decrease) Increase in accrued expenses and other liabilities	194,353	(742,890)
(Increase) Decrease in other non-current assets	(13,110)	2,417

Total Adjustments	2,057,110	1,884,275

Net cash used by operating activities	(301,299)	(37,848)

Investing Activity
Purchase of fixed assets	(22,261)	(109,612)
Financing Activity
Cash used for stock issuance costs	(140,351)	(121,013)
Net decrease in cash	(463,911)	(268,473)
Cash—Beginning of Period, December 31	1,794,745	1,841,651

Cash—End of Period, June 30	$1,330,833	$1,573,178

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$721	—

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004

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

The Company

        ETS Payphones, Inc. ("ETS" or the "Company") is a Delaware corporation that operates, services, and maintains a system of payphones. ETS is one of the largest independent payphone operators in the United States, currently managing approximately 16,000 payphones from nine branch offices handling 29 states, Washington D.C., and Puerto Rico.

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

Other Income

        Other income as shown under the heading "Other Income and Expense" in the Statement of Operations consists of the following:

	Q2	Q1	YTD
Estimated tax liability adjustment		$487,500	$487,500
Dial around true-up receipts for prior years' operations	$31,226	262,314	293,539
Dial around take-back, prior years	(140,951)		(140,951)
Other miscellaneous income items	29,027	12,279	41,306

Total	$(80,698)	$762,093	$681,394

The dial around take-back in the current quarter was the result of funds taken back by long-distance carriers relating to activity in prior years.

        The estimated tax liability adjustment in the first quarter for $487,500 resulted from an elimination of the liability due for certain fees in New York City. The Company obtained a bond to cover potential obligations. This bond replaced the former requirement for cash collateral.

Item 2. Plan of Operation

        ETS Payphones, Inc. owns and operates approximately 16,000 public pay telephones in 29 states concentrated primarily in the Eastern and Southern United States, as well as the District of Columbia and Puerto Rico. We are an independent owner of payphone equipment placed at locations with client site owners that include retail establishments, convenience stores, hotels, hospitals and other publicly and privately owned businesses. These locations are owned or managed by over 5000 clients that include Fortune 100 companies as well as single store accounts and municipalities. We also provide other telecommunications products to certain clients.

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

(b)
Reports on Form 8-K

No reports on Form 8-K were filed in the second quarter of 2004.

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

QuickLinks

ETS PAYPHONES, INC. INDEX TO FORM 10-QSB JUNE 30, 2004
PART I. FINANCIAL INFORMATION
  Item 2. Plan of Operation
  Item 3. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES