Form 10QSB
period 2004-09-30
ETS PAYPHONES INC
filed 2004-11-12
CIK 1287065

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

(770) 819-1600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

As of September 30, 2004, there were outstanding 4,987,624 shares of the Issuer's common stock $.0001 par value.

ETS PAYPHONES, INC.
INDEX TO FORM 10-QSB
SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ETS PAYPHONES, INC.
BALANCE SHEET
SEPTEMBER 30, 2004
Unaudited

ASSETS
CURRENT ASSETS
Cash	$1,219,618
Cash, restricted	359,349
Accounts receivable, less allowance for doubtful accounts of $1,237,867	1,360,699
Inventories	496,711
Prepaid expenses	184,665
TOTAL CURRENT ASSETS	3,621,042

FIXED ASSETS
Payphones	5,798,402
Other property and equipment	1,354,271

7,152,673
Accumulated depreciation	(2,186,579)

4,966,094

OTHER ASSETS
Site licenses, less accumulated amortization of $448,658	863,649
Goodwill	176,483
Deposits	162,495

1,202,627

TOTAL ASSETS	$9,789,763

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$691,429
Accrued expenses	3,802,932
Accrued taxes	832,867
401k payable	12,740
TOTAL CURRENT LIABILITIES	5,339,968

SHAREHOLDERS' EQUITY
Common Stock, par value $.0001 per share; authorized 6,000,000 shares; 4,987,624 shares issued and outstanding	499
Additional Paid in Capital	11,432,656
Accumulated deficit	(6,983,360)

TOTAL SHAREHOLDERS' EQUITY	4,449,795

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,789,763

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
REVENUE
Coin Calls	$3,510,763	$4,439,930	$10,820,530	$12,570,238
Non-coin calls	1,215,442	1,504,470	3,617,105	4,993,751
Other payphone revenue	216,633	29,233	579,304	91,274

Total Revenue	4,942,838	5,973,633	15,016,939	17,655,263

OPERATING EXPENSES
Telephone Charges	1,504,051	1,944,449	4,831,049	6,041,533
Commissions	1,383,704	1,426,847	4,129,944	3,789,108
Service, maintenance and network costs	1,546,661	1,774,868	4,898,228	5,238,992
Depreciation & amortization	266,330	333,022	840,146	985,264
Selling, general and administrative	1,271,001	1,445,374	4,132,559	4,652,583

Total Operating Expenses	5,971,747	6,924,560	18,831,926	20,707,480

Loss from Operations	(1,028,909)	(950,927)	(3,814,987)	(3,052,217)
OTHER INCOME (EXPENSE)
Interest income (expense)	(690)	2,367	(1,289)	3,540
Reorganization expense	(28,883)	(152,178)	(158,539)	(684,596)
Gain (Loss) on asset disposition	(37,038)	13,795	(160,506)	27,666
Other income	69,506	286,534	750,901	983,072

Total Other Income	2,895	150,518	430,567	329,682

NET LOSS	$(1,026,014)	$(800,409)	$(3,384,420)	$(2,722,535)

Basic and diluted net loss per common share	$(0.21)	$(0.16)	$(0.68)	$(0.55)

Weighted avg. number of common shares outstanding	4,987,624	4,985,826	4,987,624	4,985,826

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	Unaudited	Unaudited
Operating Activities
Net (Loss)	$(3,384,420)	$(2,722,535)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation expense	1,039,416	1,181,860
Site licenses written down for sites taken out of service	157,751	—
Decrease in restricted cash balance	975,844	1,147,146
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,303,663	869,629
(Increase) Decrease in inventories	43,983	(18,358)
(Increase) in prepaid expenses	(69,481)	(158,194)
(Decrease) in accounts payable	(1,022,903)	(400,496)
(Decrease) Increase in accrued expenses and other liabilities	571,475	(345,796)
(Increase) Decrease in other non-current assets	11,850	(5,849)

Total Adjustments	3,011,598	2,269,942

Net cash used by operating activities	(372,822)	(452,593)

Investing Activity
Purchase of fixed assets	(61,954)	(69,056)
Financing Activity
Cash used for stock issuance costs	(140,351)	(121,013)
Net decrease in cash	(575,127)	(642,662)
Cash—Beginning of Period, December 31	1,794,745	1,841,651

Cash—End of Period, September 30	$1,219,618	$1,198,989

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,597	—

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

The Company

        ETS Payphones, Inc. ("ETS" or the "Company") is a Delaware corporation that operates, services, and maintains a system of payphones. ETS is one of the largest independent payphone operators in the United States, currently managing approximately 16,000 payphones from eight branch offices handling 28 states, Washington D.C., and Puerto Rico.

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

        On August 12, 2004, the FCC released a Report and Order increasing the default compensation rate for certain non-coin calls otherwise known as dial around calls. The rate will increase from $.24 to $.494 effective September 27, which means the Company expects to receive dial around payments at the new rate beginning in April, 2005. The effect this new FCC Order will have on the Company's revenues is uncertain at this time and will not be known until the dial around call records for the fourth quarter are processed and remittance is received next year. The typical remittance pattern for dial around receipts occurs three months after the end of the quarter in which data is submitted for payment.

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

Other Income

        Other income as shown under the heading "Other Income and Expense" in the Statement of Operations consists of the following:

	Q3	Q2	Q1	YTD
Estimated tax liability adjustment	—	—	487,500	487,500
Dial around true-up receipts for prior years' operations	28,768	31,226	262,314	322,308
Dial around take-back, prior years	—	(140,951)	—	(140,951)
N.C. BellSouth "New Services Test" refund	39,239	—	—	39,239
Other miscellaneous income items	1,499	29,027	12,279	42,805

Total	69,506	(80,698)	762,093	750,901

        The "New Services Test" refund received in the current quarter is the result of regulatory rulings related to prior periods in which the Company received a refund of LEC expenses paid in prior years.

        The dial around take-back in the second quarter was the result of funds taken back by long-distance carriers relating to activity in prior years.

        The estimated tax liability adjustment in the first quarter for $487,500 resulted from an elimination of the liability due for certain fees in New York City. The Company obtained a bond to cover potential obligations. This bond replaced the former requirement for cash collateral.

Item 2. Plan of Operation

        ETS Payphones, Inc. owns and operates approximately 16,000 public pay telephones in 28 states concentrated primarily in the Eastern and Southern United States, as well as the District of Columbia and Puerto Rico. We are an independent owner of payphone equipment placed at locations with client site owners that include retail establishments, convenience stores, hotels, hospitals and other publicly and privately owned businesses. These locations are owned or managed by over 5000 clients that include Fortune 100 companies as well as single store accounts and municipalities. We also provide other telecommunications products to certain clients.

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

8.     Possible discontinuance of operations

        If we are unable to achieve profitability, or if operating losses continue in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have sustained losses since our bankruptcy reorganization in December 2002.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

No reports on Form 8-K were filed in the third quarter of 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETS PAYPHONES, INC.
Date: November 10, 2004	By:	/s/ GUY A. LONGOBARDO Guy A. Longobardo President and Chief Executive Officer
	By:	/s/ MICHAEL H. MCCLELLAN Michael H. McClellan Executive Vice President, Chief Financial Officer and Treasurer

QuickLinks

ETS PAYPHONES, INC. INDEX TO FORM 10-QSB SEPTEMBER 30, 2004
PART I. FINANCIAL INFORMATION
  Item 2. Plan of Operation
  Item 3. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES