Form 10KSB
period 2004-12-31
ETS PAYPHONES INC
filed 2005-04-11
CIK 1287065

QuickLinks -- Click here to rapidly navigate through this document

OMB APPROVAL
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB Number: 3235-0420 Expires: December 31, 2006 Estimated average burden hours per response: 1646

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number

ETS PAYPHONES, INC.
(Name of small business issuer in its charter)

Delaware	58-2131736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1490 Westfork Drive, Suite G, Lithia Springs, Georgia	30122
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number    (770) 819-1600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name on each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of class)

(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

SEC 2337 (8-04)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        State issuer's revenues for its most recent fiscal year.    $20,142,919

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) There is no trading market for the issuer's common equity. There is no market maker and no ascertainable sales within the last sixty days. The issuer is not able to determine the aggregate market value of the common equity.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

        Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.    4,987,624

DOCUMENTS INCORPORATED BY REFERENCE

        None.

        Transitional Small Business Disclosure Format (Check one): Yes ☒    No ☐

PART 1
ALTERNATIVE 2

        ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN THIS REGISTRATION STATEMENT, INCLUDING, WITHOUT LIMITATION, THE STATEMENTS UNDER "DESCRIPTION OF BUSINESS" ARE, OR MAY BE DEEMED TO BE, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS ("CAUTIONARY STATEMENTS") INCLUDE BUT ARE NOT LIMITED TO: THE UNCERTAINTY OF REGULATION, INCLUDING REGULATION RELATED TO DIAL-AROUND COMPENSATION, OUR DEPENDENCE ON THIRD PARTY SUPPLIERS, OUR FAILURE TO ATTRACT CUSTOMERS, COMPETITIVE LOCAL EXCHANGE CARRIERS' ACCESS TO LOCAL EXCHANGE CARRIERS' NETWORKS, AND THE IMPACT OF TECHNOLOGICAL CHANGE ON THE PAYPHONE MARKETPLACE. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON BEHALF OF THE COMPANY ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS.

Item 1. Description of Business.

General

        ETS Payphones, Inc. ("we," "us," "our," or the "Company") owns and operates approximately 16,000 public pay telephones in 29 states concentrated primarily in the Eastern and Southern United States, as well as the District of Columbia and Puerto Rico. We are an independent owner of payphone equipment placed at locations with client site owners that include retail establishments, convenience stores, hotels, hospitals and other publicly and privately owned businesses. These locations are owned or managed by over 5000 clients that include Fortune 100 companies as well as single store accounts and municipalities. We also provide other telecommunications products to certain clients.

        We contract with site owners to place payphones in their locations and once a contract is signed we install, maintain, manage and collect money from the payphones. Our revenue is generated from coins gathered from the payphones and from funds we receive from other communications service providers, who receive revenue from calls made at our payphones using phone cards, credit cards and other forms of non-coin payment. Substantially all of our payphones accept coins as well as other forms of payment. Our payphones generate coin revenues primarily from local calls.

        We outsource our long-distance and operator service operations to a long-distance carrier and a limited number of operator service providers. When callers do not designate a long-distance company, we route the calls to one with which we have a contract. We also receive revenue from calls made when the caller uses a "1-800" or other toll-free number to access a provider with which we have not contracted directly. This "dial-around" revenue is provided to us as a result of Federal Communications Commission ("FCC") order.

        Our expenses consist primarily of site commissions, line service fees, payphone maintenance and equipment, and general labor costs. In most instances the site contracts entitle the site owner to a commission for each payphone installed on their properties, typically in accordance with a formula based primarily upon a percentage of the payphones' revenue. We pay monthly line and/or usage charges to local exchange carriers and competitive local exchange carriers to provide service to our payphones.

        We utilize "smart phone" technology. The majority of our payphones are equipped with microprocessors that allow us to monitor the payphones remotely by tracking the payphone's call traffic, operational status, and coin box amount. In addition to allowing us to track when a coin box needs collecting and when a payphone needs maintenance, the smart phone technology also allows us to change rates for certain types of calls.

        We have approximately 130 employees. Our principal executive office is located at 1490 Westfork Drive, Suite G, Lithia Springs, Georgia 30122 and our telephone number is (770) 819-1600.

Previous Operations

        Our predecessor company, also called ETS Payphones, Inc. but incorporated in Georgia ("Old ETS"), was owned and controlled by Charles E. Edwards. Old ETS began operations with approximately 75 payphones and initially grew through obtaining new site contracts and installing payphones. Old ETS was started during a time in which there was a rapid expansion of payphone service providers who were independent from the Regional Bell Operating Companies ("RBOCs"). Old ETS also owned and operated automated teller machines ("ATMs") and coin-operated air and vacuum machines.

        In late 1997 Old ETS began to aggressively pursue a business model pursuant to which they would "sell" payphones to individual investors ("Payphone Investors") at prices up to $7,000 per phone. As part of the sales contract Old ETS agreed to immediately lease the payphone back from the Payphone Investor and manage the location, collection, and maintenance of the payphones. Old ETS was obligated to find a location for the payphone, negotiate a contract with the site owner, and install and service the payphone. Old ETS also obtained the necessary licenses, ensured compliance with regulatory requirements and obtained line service, long-distance service, and operator service for the payphones. Under these "sale-leaseback" transactions Old ETS agreed to make monthly payments to the Payphone Investor, which annually totaled about 14% of the payphone sale price, regardless of the revenue generated from the payphone. For example, Old ETS agreed to pay approximately $80 per month with respect to a phone it sold for $7,000. The agreements with the Payphone Investors generally had five year terms and obligated Old ETS to buy the payphone back at the end of the term.

        To promote sales under this sale-leaseback scheme, Old ETS engaged independent sales representatives on a commission basis. These sales representatives marketed the payphones through trade shows for entrepreneurs, direct marketing promotions, and personal solicitations.

        The sales effort brought in a tremendous number of Payphone Investors and most investors purchased several payphones. Old ETS was not able to negotiate site contracts and install payphones at the rate at which they were entering into sale-leaseback transactions with Payphone Investors. Consequently, Old ETS began to acquire established payphone routes from competing payphone companies, and assign the acquired payphones to Payphone Investors. From 1997 through 2000 Old ETS entered into various transactions and asset purchase agreements to acquire in excess of 35,000 payphones. The total number of phones actually acquired pursuant to these sales contracts was less than the contracted for phone count. By September 2000 there were approximately 18,000 Payphone Investors and Old ETS had entered into sale-leaseback transactions involving in excess of 70,000 payphones. However, the records of Old ETS indicate that it was operating approximately 50,000 payphones. At that time Old ETS was the second largest payphone operator in the United States (excluding the RBOCs), with payphones located in 39 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Old ETS had 30 offices and employed more than 450 people.

        Old ETS made a substantial immediate cash profit on each sale-leaseback of a payphone to a Payphone Investor. However, virtually every sale-leaseback transaction was destined to lose money for Old ETS in the long run, as the payphones failed to generate sufficient revenue to cover (i) the lease payments to the Payphone Investors, (ii) the costs Old ETS was paying to obtain site contracts, and (iii) operating and maintaining the payphones.

        In addition to problems with the financing structure of Old ETS, the effects of general industry trends were substantially reducing the revenue for payphones during the relevant time period. The widespread use of cellular telephones and dial-around calls substantially reduced the call volume on payphones, negatively impacting the revenues of Old ETS. In order to fund operations and to make the required lease payments to the Payphone Investors, Old ETS sold more payphones to new Payphone Investors.

        As a private company that was owned and controlled by Mr. Edwards, Old ETS did not have audited financial statements. Because of difficulties and complications with integrating the records of the various payphone companies that were purchased by Old ETS, rapid turnover of the company's financial officers, poor internal controls on revenue and expenditures, and the loss of records, it is not possible to know the exact financial status of Old ETS during the time period of the sale-leaseback transactions. However, it is known that by September of 2000 Old ETS (a) had over $375,000,000 of debt obligations (including obligations to the Payphone Investors), (b) had lease payment obligations to Payphone Investors on its payphones that were not supportable by revenue from the payphones, and (c) was not able to pay its obligations as they came due.

        In 2000, the United States Securities and Exchange Commission ("SEC") began to scrutinize Old ETS' operations, alleging that the sale-leaseback transactions constituted the sale of securities by Old ETS. In addition, securities enforcement agencies from a number of states initiated proceedings against Old ETS and its affiliates to enjoin securities violations. A number of class action lawsuits were brought against Old ETS and certain of its then officers, alleging breach of contract, as well as various fraud allegations.

        In early September 2000, Old ETS and its affiliates filed voluntary petitions under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, In Re: PSA, Inc., ETS Payphones, Inc., ETS Vending, Inc., et al., jointly administered under Case No. 00-3570. The bankruptcy filings did not interrupt the payphone servicing operations, but in conjunction with the bankruptcy filing and settlement of an injunction sought by the SEC, Old ETS agreed to stop entering into new sale-leaseback payphone agreements. Mr. Edwards resigned and agreed not to be involved in the management and operations of Old ETS going forward.

        On September 29, 2000, the SEC filed a lawsuit against Old ETS and Charles E. Edwards in the United States District Court for the Northern District of Georgia, alleging, among other things, that (i) the sale-leaseback transactions constituted an illegal sale of securities, (ii) the overall funding of Old ETS, in which its short term revenue from new sales was used to fund long-term sale-leaseback obligations, constituted a "Ponzi Scheme" that defrauded the Payphone Investors, and (iii) Mr. Edwards and Old ETS had violated the registration requirements and the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, including Rule 10b-5 thereunder. Old ETS stopped entering into the sale-leaseback transactions and it consented to an injunction against any further such transactions, without admitting or denying any of the SEC's allegations. The District Court in the SEC lawsuit concluded that the sale-leaseback arrangement was an "investment contract" within the meaning of and subject to the federal securities laws. The United States Court of Appeals for the Eleventh Circuit reversed the District Court's decision. However, on appeal the United States Supreme Court, in a unanimous decision, reversed the Court of Appeals ruling, finding in favor of the SEC.

        In connection with the bankruptcy filings, the Company retained legal counsel and financial advisors to assist in the assessment and restructuring of the Company's operations and bankruptcy case. A new Chief Executive Officer, Guy A. Longobardo, was hired in February of 2001. The Company's management and advisors sorted out the financial situation and projections for the Company's operations post-bankruptcy. Extensive negotiations with the committee of creditors appointed in the bankruptcy case took place over a number of months regarding the best alternatives for liquidating or reorganizing the Company. These discussions led to the development of a business plan that contemplated streamlined payphone operations concentrated primarily on the East and Gulf coasts.

The business plan called for the sale of numerous payphone routes, including those in the U.S. Virgin Islands, California, Wisconsin, Minnesota, and elsewhere.

        Based upon the business plan, the Company and its affiliates proposed a plan for reorganization through the bankruptcy court on July 25, 2001. The plan called for:

  •
  the sale of unprofitable or non-core payphones and routes;

  •
  the sale of all ATM's and coin-operated air and vacuum machines;

  •
  reduction in operating expenses and staff reductions; and

  •
  the merger of Old ETS and its nine subsidiaries into a new, reorganized corporation incorporated in Delaware.

        On June 19, 2001, the Company filed a declaratory judgment action with the Payphone Investors as the class of defendants, to have the sale-leaseback agreements deemed to be investments and the payphones deemed assets of the Company. The Company's proposal for resolving the litigation with the Payphone Investors, as included in the plan of reorganization filed in the bankruptcy case, was to issue stock in the Company to the Payphone Investors in place of their sale-leaseback agreements. The plan of reorganization and settlement of the litigation received overwhelming support from the Payphone Investors.

        On November 14, 2001, the bankruptcy court issued an order confirming the plan of reorganization. With confirmation of the plan, there was a resolution of the declaratory judgment action with the Payphone Investors. The recharacterization of the sale-leaseback transactions changed approximately $375,000,000 of liabilities of the Company into assets worth about $10,000,000.

        Pursuant to the reorganization plan, the Company began to auction off various assets, including the payphone routes in the U.S. Virgin Islands, California, Florida, Wisconsin, and Minnesota. In addition, Old ETS was reincorporated on November 8, 2002, under the laws of the State of Delaware and all of the operating subsidiaries were merged into the new Delaware corporation. With the sale of the payphone routes and removal of unprofitable payphones, the Company reduced its phones in operation to approximately 19,000 from the initial 50,000.

        With its streamlined operations and the money raised from the sales of assets, the Company was able to exit the chapter 11 bankruptcy proceedings and fund current operations. The Company exited from bankruptcy on December 5, 2002. Pursuant to the reorganization plan, the Payphone Investors became entitled to receive new, post-bankruptcy common stock in the reorganized Company.

Litigation Trust

        As part of the bankruptcy proceedings a trust was established to pursue certain claims and causes of action the Company had against the former management, Charles Edwards, the independent sales agents who may have violated securities or other laws in the solicitation of the sale-leaseback transactions, and claims for money that was wrongfully transferred from Old ETS prior to the bankruptcy filing. The trust also includes claims for the recovery of money that was paid by the Company within the ninety days prior to the bankruptcy filing. This "Litigation Trust" was established for the benefit of the Payphone Investors and the other general unsecured creditors of Old ETS. The Litigation Trust is administered by Darryl Laddin, Esq., of the law firm Arnall Golden Gregory LLP, a trustee selected by the creditors' committee in the bankruptcy case. The Litigation Trust's assets do not include proceeds from potential claims the Company may have arising after September 11, 2000, or claims related to breaches of contract prior to such date, the Debtors' interest in New York Local Telephone Company, claims arising from Old ETS' investments in Mexico, or claims related to end user common line charges that may have been wrongfully assessed by various local exchange carriers, or similar litigation.

        Funds in the Litigation Trust will not go to the Company. Eighty-five percent of the proceeds of the Litigation Trust, after expenses, will go to the Payphone Investors. However, rights to receive payment from the Litigation Trust are completely separate from the Common Stock the Payphone Investors receive. If a Payphone Investor sells the Common Stock received, the Payphone Investor will still be entitled to receive any proceeds attributable to them from the Litigation Trust. Purchasers of Common Stock will not receive any rights to proceeds from the Litigation Trust with such Common Stock. The remaining fifteen percent of the Litigation Trust proceeds will be distributed to the other general unsecured creditors of Old ETS.

        The Company provided an initial $100,000 funding for the Litigation Trust. Pursuant to the Litigation Trust Agreement between the Company and the Litigation Trustee, in the event that the trust has insufficient funds with which to satisfy professional fees and other expenses of the Litigation Trust, the Company is required to advance funds to the Litigation Trust. The amount required to be advanced by ETS is subject to limitation as provided in the Litigation Trust Agreement. The Litigation Trust Agreement also provides that upon the receipt of funds by the Litigation Trust, the Litigation Trust is required to reimburse the Company for all amounts advanced except for the initial $100,000 payment. All funds advanced by ETS to date have been reimbursed by the Litigation Trust.

        The Litigation Trust obtained approximately $2,004,000 in late 2004 as a result of legal settlements with Charles Edwards, et. al., working with the United States Attorney's Office for the Northern District of Georgia. Payments to vendors and shareholders were made as of December 31, 2004 in the amount of $1,612,216, with the remainder of the settlement in the amount of $392,118 being paid out by the end of February, 2005.

Common Stock Allocation

        The Company's plan of reorganization, as confirmed in the bankruptcy court, calls for 5,000,000 shares of Company Common Stock to be distributed to the Payphone Investors. The number of shares of Common Stock received by each Payphone Investor was dependent upon the amount of each Payphone Investor's claim relative to the total amount of all allowed Payphone Investor claims. The claim associated with each sale-leaseback agreement was calculated by adding the amount of all monthly payments remaining to be paid under the agreement as of the filing of the bankruptcy case plus the amount of the initial investment. Adjustments to this formula for calculating claim amounts were made for the situations that deviated from the usual sale-leaseback transaction, such as when payphones and agreements were provided as a bonus or commission to certain sales agents.

        As of December 31, 2004, the total number of shares of our Common Stock outstanding, after giving effect to distributions to Payphone Investors and adjustments resulting from reconciliation of allowed Payphone Investor Claims, was 4,987,624. Approximately 385,347 of these shares have restrictions limiting their transferability as a result of a settlement of litigation by the Company against the holders of the shares. Pursuant to the settlement, these shareowners are, among other things, restricted from selling more than 25% of their individual aggregate ownership during any fiscal quarter until the second anniversary of the distribution of the stock (May 12, 2005) without providing the Company notice and the right of first refusal to purchase any of the restricted shares that are proposed to be sold. The right of first refusal does not apply in certain circumstances, including in the event a market exists for the shares and certain levels of trading activity are met. The Certificate of Incorporation, confirmed as part of the Plan of Reorganization, authorizes the issuance of up to 6,000,000 shares of Common Stock, including those issued to the Payphone Investors.

Payphone Industry Development and Current Regulatory Environment

        The initial growth of Old ETS in the 1990s coincided with a period of rapid expansion of payphone providers who were independent from the RBOCs. Before the 1984 break-up of AT&T into the RBOCs, there was no obligation to provide line service to payphones. AT&T operated essentially all the payphones, and had no incentive to provide telephone lines to competitors. AT&T paid relatively small commissions to site owners for the right to place a payphone on their premises, which AT&T presented as more of a utility service to the business owner and their customers than as a profit source for the business.

        In older payphone systems all of the technology required to provide coin service was located at AT&T's local exchanges and was supplied to each payphone via a "coin line." The development of microprocessor-based payphones allowed these functions to be performed within the telephone rather than at the exchanges. This technology provided the capability for independent payphone providers to route calls and determine the proper rate charges. The new systems also included maintenance diagnostics, coin administration, credit card, and reporting features. Independent payphone providers could now route calls to alternate long-distance and operator services, and store and retrieve call data and billing information. The technological improvements allowed the owner to share in the non-coin long-distance revenues generated by the payphone, reduce the cost of maintenance and collection, and to monitor coin losses, among other things.

        With the break-up of AT&T the RBOCs took over the payphone businesses in their respective areas of the country. However, the court-ordered and regulatory efforts associated with the break-up of AT&T included requirements to provide coin line service to independent payphone operators at competitive rates. Following a series of FCC and state regulatory rulings in the 1980s and 1990s, the independent payphone sector developed as an alternative to the payphone service offered by the regional telephone companies. These independent operators found that they could make a substantial profit even after paying the site owners higher commissions than their RBOC competition.

        Prior to 1987, coin calls were the sole source of revenues for independent payphone operators because there was no mechanism for them to receive revenue from collect and dial-around calls. For most long-distance calls placed on an independent payphone the caller would have to insert a lot of coins or call collect. AT&T would collect and keep all the money for the call from the other party (except the change that the caller put in the phone). Beginning in 1987, technological and regulatory developments allowed competitive long-distance services using calling cards and other code numbers (offered by companies such as Sprint and MCI) to develop. These services, which competed with AT&T's long-distance and operator services, offered independent payphone operators commissions for directing operator assisted or calling card calls to them. However, the payphone operators still did not receive any revenue from calls where the caller "dialed around" the default service or placed a collect call.

        In 1990, Congress responded to concerns about rates that some of these alternate long-distance providers charged for interstate calls from payphones and other locations (such as hotels and hospitals) by adopting the Telephone Operator Consumer Services Improvement Act ("TOCSIA"). TOCSIA created new requirements for long-distance companies and the call aggregators (including the payphone service providers) who utilized the long-distance operator services. In addition, the act directed the FCC to consider the need to compensate independent payphone operators for all dial-around calls. In May 1992, the FCC ruled that independent payphone operators were entitled to dial-around compensation. Because of the lack of a system to track compensable calls, reimbursement was originally set at $6.00 per payphone per month.

        In 1996, Congress enacted the Telecommunications Act, eliminating long-standing legal barriers separating regional telephone companies, long-distance carriers, and cable television companies. The Telecommunications Act also preempted numerous state laws and regulations, in an effort to foster greater competition in all telecommunications market sectors. As a result, the Telecommunications Act helped to accelerate the widespread deployment of independent payphones. Section 276 of the Telecommunications Act focused on several payphone-industry related issues:

  •
  The FCC was given the power to preempt certain state payphone regulations inconsistent with the Telecommunications Act.

  •
  Payphone operators would be compensated for dial-around calls. A series of FCC and federal court actions from 1997 through 2004 established the payment amounts and mechanisms that governed this relationship between the carriers and the payphone providers. These actions are described in more detail below.

  •
  Rates for local coin calls would be deregulated by October 1997. Payphone service providers ("PSPs") are not permitted to require that coins be deposited in order to use payphones for dial-around calls.

  •
  RBOC payphone operations would be removed from the regulated rate base. RBOCs were also required to make their access lines equally available to the independent, or competitive local exchange carriers, as well as ensuring that the cost of these lines met the FCC new services test requirements.

  •
  RBOCs were now allowed to select (with the site location owner) the interLATA carrier they wished to use.

  •
  PSPs now had the right to choose local, intraLATA, and interLATA providers (again, with the site location owner's involvement).

        The dial-around call compensation issue has developed primary importance because of the potential revenue impact for the PSPs. Many years of FCC, court, carrier, and PSP actions have culminated in the Fifth Order on Reconsideration and Order on Remand (the "Interim Order"), issued by the FCC on October 23, 2002. This order resolved the remaining issues surrounding the prior periods of compensation rates and the methodology of payment. Specifically, there were four time periods involved: (1) the "Early" period from June 1992 through November 1996; (2) the "Interim" period from November 7, 1996 to October 6, 1997; (3) the "Intermediate" period from October 7, 1997 to April 20, 1999; and (4) the "Post-intermediate" period after April 20, 1999. The FCC mandated a true-up process to reconcile over-payment and under-payment situations created by years of different reimbursement structures that were now changed as a result of this order. The true-up process included a calculation for interest due from the initial payment point to the reconciling payment, whether the carrier owed the PSP or vice versa.

        The FCC decided that no compensation was due from the carriers to the PSPs for the Early period because of the lack of tracking and accounting systems to determine a fair payment scheme.

        The rate for the Interim period was revised to $35.224 per payphone per month ($0.238 multiplied by a 148 monthly call industry average). The calculation had originally been 131 calls multiplied by $0.35, and had undergone several revisions from 1997 to the date of the Interim Order. Revisions for cost methodology, allowance for flexible automatic number identification cost, and interest assessments due to the delayed nature of carrier payments (carrier call information is routed through several major clearinghouses on a quarterly basis before payment reaches the PSPs) were all factored into the payment rationale. The FCC directed each carrier with over $100 million in annual revenues to pay a proportionate amount of the $35.224, depending on their call volume share in the marketplace. The true-up process occurring in 2003 and ongoing currently has usually resulted in amounts owed by the carriers to PSPs, depending on their original payments to the PSPs. In a few instances, the PSPs owed payment to the carriers.

        The rate for the Intermediate period also went through several modifications over time. The FCC finally established $0.238 per call (or $35.224 per phone, if call tracking was not available) as the payment for the period. This typically resulted in a net amount due the carrier since those that had previously paid did so at rates as much as $0.284 per call.

        In the first quarter of 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order. This Order set the per-call compensation rate at $0.24. This rate had undergone some adjustments that were effective for the Intermediate period. For the Post-intermediate period, the FCC established a $35.52 default rate per phone per month ($0.24 multiplied by a 148 monthly call industry average), if no per-call compensation had been paid by the carrier. Again, this rate varied by carrier, depending on their assessed share of the market.

        On August 29, 2002 and September 4, 2002 respectively, the American Public Communications Council ("APCC") and the RBOCs filed petitions with the FCC to revisit and increase the dial-around compensation rate level. Using the FCC's existing formula and adjusted only to reflect current costs and call volumes, the APCC and RBOCs petitions supported an approximate doubling of the then current $0.24 rate. In response to the petitions, on September 30, 2002 the FCC placed the petitions out for comment and reply comment by interested parties, seeking input on how the FCC should proceed to address issues raised by the filings. On October 28, 2003 the FCC adopted an Order and Notice of Proposed Rulemaking (the "October 2003 Rulemaking") to determine whether a change to the dial-around rate is warranted, and if so, to determine the amount of the revised rate. In the October 2003 Rulemaking, the FCC tentatively concluded that the methodology adopted in the Third Report and Order is the appropriate methodology to use in reevaluating the default dial-around compensation rate and requested comments on, among other things, the cost studies presented in the petitions. In August 2004, the FCC issued an order revising the default compensation rate to $0.494 per call. The rate became effective on September 27, 2004.

        Another critical industry issue involves the ability of the competitive local exchange carriers to retain access to unbundled network elements ("UNE") originally mandated by the FCC. This open access to the local exchange carriers network elements created a competitive pricing environment that benefited the PSPs. Network elements were defined as "a facility or equipment used in the provision of a telecommunications service" that includes "...features, functions, and capabilities that are provided by means of such facility or equipment, including subscriber numbers, databases, signaling systems, and information sufficient for billing and collection or used in the transmission, routing, or other provisions of a telecommunications service."

        In the 2003 Triennial Review Order, the FCC revisited the UNE issue and determined that the local exchange carriers must continue to allow competitive local exchange carriers to purchase those elements necessary to offer local service to PSPs as an alternative to the local exchange carriers' local service. On March 2, 2004, the United States Court of Appeals overturned parts of the Triennial Review Order, among them, the unbundling rules that affect the PSPs' access to local line service.

        The FCC ultimately responded to the court's decision with a December 2004 order that became effective March 11, 2005. The order significantly reduced the incumbent local exchange carrier's obligation to make network elements available to other carriers and providers such that after a twelve month transition period, incumbent local exchange carriers will have no obligation to provide competitive local exchange carriers with unbundled access to mass market switching. The order provides for increase pricing for such access during the transition period. While the eventual outcome is uncertain, the effect of the order may increase costs to PSPs.

        Regulatory actions and market factors, often outside the Company's control, could significantly affect the Company's dial-around compensation revenues and line access charges. These factors include (i) the possibility of administrative proceedings or litigation seeking to modify the dial-around compensation rate, (ii) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them, and (iii) the possibility of administrative proceedings or litigation that may change UNE access by competitive local exchange carriers and therefore affect the cost of local line service to the PSPs.

        As a result of the changes created by the Telecommunications Act, regulations adopted by the FCC to implement its provisions, and competition from cellular and other wireless forms of communication, we believe that the public payphone industry continues to undergo fundamental changes. The rapid growth in wireless telephone usage has resulted in declining payphone usage and revenues. The RBOCs, which control a major share of the payphone market, are no longer permitted to subsidize their public communications businesses with profits from their regulated businesses. It is estimated that the embedded base of payphones in the United States has contracted from approximately 2.4 million terminals in operation in 1998 to approximately 1.2 million terminals today, and the market is expected to contract further. BellSouth Corporation exited the public communications business altogether in December 2003. While opportunities exist for the PSP, competitive and regulatory pressures continue to create a challenging environment as the telecommunications business evolves.

Current Operations

        Our primary business is to install and operate payphones pursuant to contracts with location owners. We install public payphones in properties owned or controlled by others where significant demand exists for public payphone services, such as shopping centers, convenience stores, service stations, grocery stores, hotels, restaurants, airports, truck stops, and bus terminals. We service and maintain the payphones and collect the revenue generated.

Site Contracts

        The term of a location agreement with a site owner generally ranges from three to ten years and usually provides for an automatic renewal of the term of the contract unless it is canceled by the location owner pursuant to the terms of the agreement. We can generally terminate a location agreement on 30 days' prior notice to the location owner if the payphone does not generate sufficient total revenues for two consecutive months. The duration of the contract and the commission arrangement depends on the location, number of payphones and revenue potential of the account. Depending upon the revenues generated by the payphones, we may pay the location owner a commission (typically in accordance with a formula based upon a percentage of the payphone's revenue), or we may receive a payment from the location owner for providing a payphone to the location.

        As of December 31, 2004, we owned and operated approximately 16,000 payphones.

Coin Calls

        Our public payphones generate coin revenues primarily from local calls. Historically, the maximum rate that we could charge for local calls was set by state regulatory authorities at $0.25 in most cases. Since local payphone coin rates were deregulated in October 1997, we have charged $0.25 to $0.50, depending upon the location, to place a local coin call from our payphones.

        Long-distance coin calls are typically carried by a long-distance carrier that has contracted to provide transmission services to our payphones. The Company pays a charge to the long-distance carrier each time the carrier transports a long-distance call for which we receive coin revenue from an end user.

Non-Coin Calls

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

        In accordance with the Telecommunications Act, we also receive additional non-coin revenue from carriers for "dial-around" calls made from our payphones. A dial-around call is made by dialing an access code for the purpose of reaching a long-distance carrier other than the one designated by the payphone operator or using a traditional "toll free" number, generally by dialing a 1-800, 888, 877, 866, or 855 number, or a seven-digit "1010XXXX" code.

Payphone Base

        As of December 31, 2004, the Company had approximately 16,000 payphones in operation in 29 states, Puerto Rico, and the District of Columbia, compared with approximately 17,000 in operation as of December 31, 2003, and 19,000 in operation at December 31, 2002. As of December 31, 2004, the states in which we have the greatest numbers of telephones installed were Texas, North Carolina, Georgia, and New York.

        We select locations for our payphones where there is typically high demand for payphone service, such as shopping centers, convenience stores, service stations, grocery stores, hotels, restaurants, airports, truck stops, and bus terminals. We rely on a site survey that examines factors including traffic patterns as well as any available historical revenue information in determining whether to install a payphone.

Technology

        Our payphones utilize technology that provides voice synthesized calling instructions, counts coins deposited during each call, informs the caller at certain intervals of the time remaining on each call, and identifies the amount of any additional deposit needed in order to continue the call. The payphones can be programmed from our central computer facilities to update rate information or to direct different types of calls to particular carriers. Our payphones can also distinguish coins by size and weight, report to its central host computer the total amount of coin in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number and immediately report attempts at vandalism or theft. Many of our payphones operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location.

        We utilize proprietary and non-proprietary software to continuously track coin and non-coin revenues from each payphone, as well as expenses relating to each payphone, including commissions payable to location owners. Technology utilized by the Company also allows us to:

  •
  efficiently track and facilitate the activities of our field technicians;

  •
  respond quickly to equipment malfunctions and to minimize "downtime" on our payphones by identifying service problems as quickly as possible; and

  •
  accurately track call traffic and make more timely and accurate commission payments to location owners.

        We provide all technical support required to operate the payphones, such as computers and software and hardware specialists, from our headquarters near Atlanta, Georgia. Each of our local offices maintains inventories, equipment, spare parts, and accessories for immediate deployment in the field. The Company has not conducted any Company sponsored or customer sponsored research and development activities during the last two fiscal years.

Telephone Equipment

        We assemble payphones from components manufactured by outside suppliers. In addition, we rely on outside suppliers for local line access, billing and collection services, long-distance, and operator services. We believe that multiple suppliers are available to meet all of the Company's product and service needs at competitive prices and rates, and expect the availability of such products and services to continue in the future.

        Our payphones comply with all material regulatory requirements regarding the performance and quality of payphone equipment and have all of the operating characteristics required by the applicable regulatory authorities, including free access to local emergency ("911") telephone numbers, dial-around access to all available carriers, and automatic coin return capability for incomplete calls. We employ approximately 100 field service technicians, who collect coin boxes and clean and maintain a route of payphones. The technicians also respond to trouble calls made by location owners, by users of payphones or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new payphones. Due to our polling and electronic tracking and trouble reporting systems and the ability of our field service technicians to perform on-site service and maintenance functions, we are able to limit the frequency of trips to the payphones as well as the number of employees needed to service the payphones.

        We re-utilize parts from payphones removed from field service for repair and installation of payphones and when necessary purchase new or refurbished equipment from various suppliers. We often assemble, refurbish, and replace payphones or component parts obtained from our inventory or purchased from component manufacturers. These components generally include a metal case, an integrated circuit board incorporating a microprocessor, a handset and cord, and a coin box and lock.

Local Lines

        We obtain local line access from a number of local exchange carriers and competitive local exchange carriers, including MetTel, ECI, BellSouth, Verizon, SBC Communications, AllTel, Sprint, and a number of other suppliers of local line access. We pay monthly line and/or usage charges to these local exchange carriers to provide service to our payphones.

Long-distance and Operator Services

        We outsource our long-distance calls to a long-distance carrier and our operator service operations to a limited number of operator services providers. The revenue we receive from operator service providers is based on the volume of calls carried and the amount of revenues generated by the calls. We also receive revenues from long-distance carriers for calls made from our public payphones, including dial-around calls when the caller dials a code to obtain access to an operator service provider or a long-distance company other than one designated by us.

        We expect the basic availability of such products and services to continue in the future; however, the continuing availability of alternative sources cannot be assured. Although we are not aware of any current circumstances that would require us to seek alternative suppliers for any material portion of the products or services used in the operation of our business, transition from our existing suppliers, if necessary, could have a disruptive effect on our operations and could give rise to unforeseen delays and/or expenses.

Customers, Sales, and Marketing

        We contract directly with businesses and also with intermediaries for location agreements. As of December 31, 2004, corporate payphone accounts of 100 or more payphones represented approximately thirty-one percent of our installed payphone base. One customer accounted for more than ten percent of the Company's payphone operations revenues in 2004.

Employees

        As of December 31, 2004, the Company had 133 full-time employees, none of whom are subject to a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Environmental Compliance

        The Company has not experienced any and does not anticipate any material effects, during the current fiscal year, on the Company's capital expenditures, earnings, and competitive position from compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment.

Competition

        We compete with other telecommunication providers including providers of wireless services, other payphone providers, and long-distance carriers.

        We compete with providers of wireless communications services for both local and long-distance traffic. Certain providers of wireless communication services have introduced rate plans that are competitively priced which have negatively impacted the usage of payphones throughout the nation.

        We believe that the competitive factors among payphone providers are:

  •
  the commission payments to a location owner;

  •
  the ability to serve accounts in various regions or states; and

  •
  the quality of service and availability of specialized services provided to a location owner and payphone user.

        We believe we are currently competitive in each of these areas; however most local exchange carriers and some independent payphone providers that we compete against may have substantially greater financial, marketing, and other resources than we do.

        We also compete with long-distance carriers that provide dial-around services which can be accessed through our payphones. Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising, promotions, and distribution schemes which have increased dial-around activity on payphones, thereby reducing coin revenues and non-coin traffic to our primary providers of operator-assisted services.

        In December 2003, BellSouth, which operated the largest payphone network in the nine state region comprising the southeastern United States (via its wholly-owned subsidiary BellSouth Public Communications, Inc.), exited the payphone business. While the Company benefited from this development by obtaining contracts to replace over 2500 BellSouth payphones, the BellSouth exit is an indication of the difficulties faced by payphone owners as a result of various competitive and regulatory factors impacting the payphone industry. It is estimated that the embedded base of payphones in the United States has contracted from approximately 2.4 million terminals in operation in 1998 to approximately 1.2 million terminals today.

Business Strategy

        Our objectives are to continue to rationalize our overall cost structure, increase route density, improve service quality, monitor and remove underperforming payphones, and add profitable payphones to our base.

Cost structure

        The Company has continued the cost-reduction efforts made during the reorganization process. Components of these efforts include:

  Line cost reductions—The Company continues to reduce its overall line cost by consolidating where possible its local line access providers, utilizing a limited number of incumbent and competitive local exchange carriers. These actions will optimize pricing and service quality.

  Overhead Elimination—The Company continues to review its support structure in order to streamline the functions that are provided. This has resulted in the elimination of job functions in its corporate headquarters, as well as the elimination of administrative functions in Branch offices. Additionally, the Company has completed the consolidation of its warehouse and repair operations and plans to centralize these at its headquarters.

  Monitoring and Removal of Unprofitable Payphones—The Company actively monitors the profitability of its payphones and payphone accounts. The Company removes payphones that do not meet certain profitability thresholds and, given the competitive pressures from cellular telephones and other communications products, the review and removal process is part of the Company's ongoing strategy.

Service Quality

  Carrier Consolidation—In addition to the efforts with respect to local line access described above, the Company has also consolidated its other coin and non-coin services with a limited number of carriers. This has enabled the Company to benefit from the volume of its call traffic and obtain favorable rates and service from providers.

  Monitoring and Management Information Systems—The Company utilizes proprietary and non-proprietary systems to track coin and non-coin revenues from each payphone, as well as to track other statistical and financial data. The technology used by the Company also allows us to efficiently track and facilitate the activities of our field technicians, to respond quickly to equipment malfunctions, and to minimize downtime on our payphones by promptly identifying service problems.

Route Density

  New Payphone Installations—The Company has sought and continues to seek to add profitable locations to its installed payphone base. Among the factors it considers in deciding to place phones is whether the geographic location allows us to utilize our existing field infrastructure. This permits the Company to have more efficient service and collection routes, increasing the number of payphones that can be serviced by a technician and permitting faster response time to service problems.

  Outsourcing of Service and Collection—In certain areas where the Company does not have sufficient route density to permit the establishment of efficient service and collection routes, the Company has sought to reduce costs by outsourcing such services to other providers, either by paying for such services on a per phone basis or by entering into reciprocal arrangements with other providers. We have also been able to reduce the reliance on independent contractors in areas where we have added payphones to make the establishment of service and collection routes by our own employees more cost effective. The Company plans to continue its review of service and collection routes to determine the most cost effective manner in which to service, maintain and collect its payphones.

Risk Factors

        The following risk factors should be considered carefully in addition to the other information contained in this Registration Statement.

  1.    Regulatory Issues

        The enactment of the Telecommunications Act significantly altered the regulatory landscape in which payphone companies operate. Although we believe that the Telecommunications Act, as implemented by the FCC, addressed certain historical inequities in the payphone marketplace, uncertainties relating to the impact and timing of the implementation of the new regulatory framework still exist. The uncertainty with the greatest potential financial impact relates to revenue from access code calls and toll-free dialed calls, also referred to as dial-around compensation. Dial-around compensation accounts for a material percentage of our revenues. Additionally, the March 2004 Court of Appeals decision to vacate the FCC UNE rules, and the FCC's order in response to this, will have an unknown effect on local line access pricing, but may increase prices to PSPs.

  2.    Limited Financial Resources

        Our future performance and liquidity will depend on a number of factors, including industry performance, general business and economic conditions, the absence of contingencies, and other matters, many of which are beyond our control. We have limited financial resources, and it may be the case that we will not have the funds to make capital improvements arising other than in the ordinary course of business.

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

        Our Common Stock is not listed on any stock exchange. Our Common Stock was issued to approximately 12,500 individuals and entities who entered into agreements with Old ETS to purchase payphones. Ownership interests are tracked by the transfer agent, American Stock Transfer and Trust Company ("AST&T"), and transfers of ownership may be documented through AST&T. The Common Stock is not traded on any recognized stock exchange, stock market or bulletin board system and there are no market makers for the Common Stock. There can be no assurance that an active or liquid trading market for our shares of Common Stock will develop or be maintained. The number of shares of Common Stock distributed to each Payphone Investor was determined by formula confirmed by the bankruptcy court and that formula may not be indicative of the market price for the Common Stock following registration.

Item 2. Description of Property.

        We lease space in the following locations:

LOCATION	GENERAL CHARACTERISTICS
1490 Westfork Drive, Suite G Lithia Springs, GA 30122	Corporate Office and Branch Office
309 Technical Ct. Garner NC 27529	Branch Office
715A S. Main Street Dobson, NC 27017	Branch Office
927 Crosstimbers Houston, TX 77022	Branch Office
555 63rd Street Brooklyn, NY 11220	Branch Office
25 Simon Madera, Parcelas Falu, San Juan, PR 00924	Branch Office
650A Leson Ct. Harvey, LA 70058	Branch Office

        We believe that suitable additional or alternative space will be available on commercially reasonable terms as needed, but that existing facilities will be sufficient for operational purposes through the end of the leases.

Item 3. Directors and Executive Officers and Significant Employees.

        The following sets forth information concerning our executive management and directors, including each person's name, age as of December 31, 2004 and principal occupation or employment during the past five years.

Name	Age	Position
Guy A. Longobardo	43	President, Chief Executive Officer and Chairman of the Board(1)(2)
Michael H. McClellan	53	Executive Vice President, Chief Financial Officer and Treasurer(1)(2)
David C. Jones	61	Vice President of Human Resources and Investor Relations and Secretary(1)
Jeffrey E. Fennell	42	Senior Vice President and Chief Operating Officer(1)
James B. Leimbach	50	Vice President of Accounting(1)
Michael H. Buck	70	Director(2)
S. Gregory Hays	47	Director(2)
Michael M. Scott	67	Director(2)

(1)
Executive Officer

(2)
Director

        Mr. Longobardo is the President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Longobardo joined ETS in February 2001. Prior to that time he served as General Counsel, Vice President of Corporate Development and Corporate Secretary of AMNEX, Inc. since March 1998 and assumed the duties of Chief Executive Officer of AMNEX, Inc. and its subsidiaries after AMNEX had filed for bankruptcy in May of 1997. From February 1995 until joining AMNEX, Mr. Longobardo was employed by HSBC Securities, Inc., the U.S. securities subsidiary of HSBC Holdings plc, where he most recently served as a Managing Director and Head of Corporate Finance in its Investment Banking Division. From 1985 through February 1994, he was an attorney in the Corporate Department of the law firm of Milbank, Tweed, Hadley & McCloy. Mr. Longobardo holds a BA degree in Economics from Williams College and a JD from Columbia University School of Law. Mr. Longobardo serves as a director on the board of the American Public Communications Council.

        Mr. McClellan is the Executive Vice President and Chief Financial Officer of the Company. He also serves as Corporate Treasurer. Mr. McClellan earned his Bachelor of Science Degree from Stanford University in Palo Alto, California. He later earned his MBA degree in Finance and Accounting from Rollins College in Winter Park, Florida. Prior to joining us in December 2000, Mr. McClellan served as Vice President-Finance for UPS Truck Leasing. He joined UPS Truck Leasing in 1987 and held various positions in the Finance Department. At UPS, Mr. McClellan was responsible for creating the financial modeling and forecasting, cost reduction requirements and programs improving returns on invested capital. Mr. McClellan serves as an alternate director on the board of the American Public Communications Council.

        Mr. Jones is the Company's Vice President of Human Resources and Investor Relations. He also serves as Corporate Secretary. He joined ETS in September 1999. Mr. Jones earned his Bachelor of Arts Degree in English from the University of Richmond, Richmond, Virginia. From 1997 to 1999, Mr. Jones was Vice President of Human Resources for One Source, a commercial cleaning and landscaping company with annual sales in excess of $826 million and 38,000 employees. Mr. Jones managed a staff of ten Human Resources professionals in developing policies and procedures, overseeing safety performance, designing benefit programs, and developing compensation structure. Mr. Jones previously held Senior Human Resources positions with Scientific Games, Inc. in Atlanta, Georgia, and Avondale Mills in Sylacauga, Alabama.

        Mr. Fennell is the Company's Senior Vice President and Chief Operating Officer. Mr. Fennell joined the Company in April 2003. Mr. Fennell earned a degree from the Community College of the Air Force, majoring in Electronics Engineering Technology. Prior to joining us, from 2000 to 2002, Mr. Fennell was Vice President of North American Operations at Vital Network Services, a provider of voice and data networks to corporations. At Vital Network Services, he managed over one hundred employees including Area Operations Managers, Project Managers, and Telecommunication Technicians. Mr. Fennell previously held various positions with Milgo/Timeplex Solutions in Clearwater, Florida (1988-2000) and US West Information Systems in Atlanta, Georgia.

        Mr. Leimbach is the Company's Vice President of Accounting. Mr. Leimbach joined the Company in May 2003. He earned his BA degree from Furman University and his Master of Accountancy from the University of Georgia. He has also been an Accounting Instructor at Perimeter College in Atlanta. Prior to joining ETS in May 2003, Mr. Leimbach was employed as a Certified Public Accountant (CPA) with Stresser & Associates, CPA's, in Atlanta, from February 2002 to May 2003. Mr. Leimbach previously held the position of Controller with Lenze Corporation (March 1999 to February 2002), responsible for all accounting, cash management, and annual audits. He also held several positions, including Controller, in the six years he was with International Telemedia Associates, Inc. responsible for monthly financial statements, bank relations, annual audits, and local exchange carrier payments. Earlier in his career, Mr. Leimbach worked for BellSouth as a Manager, and Arthur Andersen & Company as an Auditor. Mr. Leimbach has held an active license as a Certified Public Accountant in the State of Georgia since 1984.

        Mr. Michael H. Buck was appointed a Board Member in November 2002 as a Class I Director until the annual meeting after the 12/31/2003 fiscal year end. Mr. Buck continues to serve as a Director in 2004 and the extension of his term will be voted on at the 2005 annual meeting. Mr. Buck was President of Buckland Group Inc, a Sears Authorized Dealer from November 2001 until December 2003. Mr. Buck was also owner of Communications Opportunities from 1998 until 2000. Mr. Buck also served as a member of the creditors committee during the Old ETS bankruptcy. Mr. Buck earned his BA Degree from Dartmouth College. Mr. Buck also was a Registered Representative for a New York Stock Exchange member firm from 1968 until 1997. Mr. Buck acted as an agent selling payphone leases for Old ETS.

        Mr. S. Gregory Hays was appointed a Board Member in July 2003 as a Class II Director until the annual meeting after the 12/31/2004 fiscal year end. Mr. Hays has been Managing Director of Hays Financial Consulting in Atlanta, Georgia since July 1, 2001. Previously Mr. Hays was Executive Vice President for William G. Hays & Associates, Inc. from January 1, 1990 until June 30, 2001. Mr. Hays earned his BBA degree from Stetson University, and his Masters Degree in Finance from Georgia State University. In 2003 Mr. Hays received his professional designation as a Certified Insolvency & Restructuring Advisor.

        Mr. Michael M. Scott was appointed a Board Member in November 2002 as a Class II Director until the annual meeting after the 12/31/2004 fiscal year end. Mr. Scott has been self-employed as the owner of Sentinel Investment and Insurance Services since October 1, 1992, selling insurance, tax services, and until December 2001, securities. Mr. Scott earned his B.S and Masters of Science degrees from Cambridge University in England. He also received his Chartered Financial Consultancy designation from American College in Pennsylvania. Mr. Scott acted as an agent selling payphone leases for Old ETS.

        Each director serves for a term ending on the date of the annual meeting following the date indicated in the chart or until the director's successor is duly elected, appointed or seated. The term of

Class I Directors expires on the date of the annual meeting following December 31, 2003. The term of Class II Directors expires on the date of the annual meeting following December 31, 2004. The term of Class III Directors expires on the date of the annual meeting following December 31, 2005.

Name	Class	Governing Date
Michael H. Buck	I	December 31, 2003
S. Gregory Hays	II	December 31, 2004
Michael M. Scott	II	December 31, 2004
Guy A. Longobardo	III	December 31, 2005
Michael H. McClellan	III	December 31, 2005

        The Audit Committee consists of Messrs. Scott, Buck and Hays. The Audit Committee makes recommendations to the Board regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by the Company's independent auditors and reviews and evaluates the Company's audit and control functions.

        The Company has issued a Code of Ethics, which is attached hereto as Exhibit 14.

        The Compensation Committee consists of Messrs. Scott, Buck and Hays. Mr. Hays serves as the independent audit committee financial expert within the meaning of Section 407(b) of the Sarbanes-Oxley Act. The Compensation Committee reviews and recommends for Board approval compensation for executive officers and makes policy decisions concerning salaries and incentive compensation for employees and consultants of the Company.

Item 4. Remuneration of Directors and Officers.

        The following table sets forth the aggregate annual remuneration of each of the three highest paid persons who are officers or directors and the aggregate annual remuneration of the officers and directors as a group during the issuer's last fiscal year.

Name of Individual or Identity of Group	Capacities in Which Remuneration Was Received	Aggregate Remuneration
Guy A. Longobardo	President and Chief Executive Officer	$269,198
Michael H. McClellan	Executive Vice President and Chief Financial Officer	$179,608
David C. Jones	Vice-President, Human Resources	$137,881
Officers and Directors as a Group(1)		$795,161

(1)
The Officers and Directors Group consists of 5 Officers and 3 Directors.

Directors Compensation

        Non-executive officer members of the Board receive $20,000 annually for service on the Board of Directors or any committee thereof. In addition, Directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings.

Employment Agreements

        The Company has entered into employment agreements with Guy A. Longobardo, Michael H. McClellan and Jeffrey E. Fennell. The Employment Agreement of Mr. Longobardo (the "Longobardo Agreement"), which by its terms would otherwise have expired on December 5, 2004, was amended in January 2005 to, among other things, extend its term to December 5, 2005, and reduce, at the request of Mr. Longobardo, his base salary to $240,000 (though for the purposes of calculations relating to certain termination events the $360,000 provided for in the Longobardo Agreement will be retained). The employment agreement of Mr. McClellan (as amended, the "McClellan Employment Agreement"), pursuant to which he is paid a base salary of $165,000, expires on December 5, 2006. The employment agreement of Mr. Fennell (the "Fennell Employment Agreement") expires on January 28, 2005 and provides for a base salary of $134,500 per year. The Longobardo Employment Agreement, as amended, the McClellan Employment Agreement and the Fennell Employment Agreement provide for severance payments equal to six months base salary, twelve months base salary and twelve months base salary, respectively, as well as the continuation of certain medical insurance benefits, if the employment of the individual is terminated without cause or upon certain other events including changes in control (in each case as defined in the respective agreements).

        The Company has also entered into Change in Control Agreements with James B. Leimbach, David C. Jones and Randall L. Garrett, Assistant Vice President of Payphone Sales, Marketing, and Operations, pursuant to which they will be paid six months base salary and retain certain medical insurance benefits upon certain events relating to a change in control, as defined in the Change in Control Agreement.

Item 5. Security Ownership of Management and Certain Security Holders.

        The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 2004 for (a) each of the three highest paid persons who are officers or directors, (b) all directors and current executive officers of the Company as a group. The Company does not have any ten percent (10%) shareholders. Except as otherwise noted, the Company believes that the persons or entities in this table have sole voting and investing power with respect to all the shares of Common Stock owned by them. Any information appearing below concerning persons other than officers and directors of the Company is to the Company's best knowledge based on information obtained from the Company's transfer agent.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Owner	Amount owned	Percent of Class
Common	Guy A. Longobardo(1) 1490 Westfork Drive Suite G Lithia Springs, GA 30122	0	*
Common	Michael H. McClellan(1) 1490 Westfork Drive Suite G Lithia Springs, GA 30122	0	*
Common	David C. Jones(1) 1490 Westfork Drive Suite G Lithia Springs, GA 30122	0	*
Common	Officers and Directors as a Group(2)	5760	*

*
Less than 1%

(1)
Executive Officer

(2)
The Officers and Directors Group consists of 5 Officers and 3 Directors.

Item 6. Interest of Management in Certain Transactions.

        None.

PART II

Item 1. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

        There is no public trading market for the Common Stock of the Company. As of December 31, 2004 there were approximately 12,500 holders of record of our Common Stock.

        To date, the Company has not paid any dividends on the Common Stock, and the Board of Directors of the Company does not currently intend to declare cash dividends on the Common Stock. Any future cash dividends would depend on future earnings, capital requirements and the Company's financial condition, Delaware law and other factors deemed relevant by the Board of Directors.

Item 2. Legal Proceedings.

        On September 11 and September 21, 2000, Old ETS and certain of its affiliates filed for protection from creditors under chapter 11 of Title 11 of the U.S. Code. See "Part I. Item 1. Description of Business—Previous Operations." While the Company successfully emerged from bankruptcy on December 5, 2002, the bankruptcy case is still pending in Delaware and the bankruptcy court still retains jurisdiction over various pending matters including resolution of certain disputed creditor claims, avoidance actions and certain causes of action brought by the trustee of the Litigation Trust.

        Pursuant to the bankruptcy court's order confirming the plan of reorganization and other bankruptcy court orders, any and all claims and causes of action against the Company arising prior to the effective date of the plan of reorganization, December 5, 2002, were discharged and forever barred from being asserted against the Company, regardless of whether a proof of claim therefore was filed. In accordance with sections 524 and 1141 of the Bankruptcy Code, the discharge provided for in the plan and confirmation order act as an injunction against the commencement or continuation of any action to collect, offset or recover any claims discharged in the bankruptcy. While occasionally the Company receives claims or demands by creditors attempting to assert discharged claims, as a result of the bankruptcy case and confirmation and other orders, the claims are barred from being prosecuted against the Company.

Item 3. Changes in and Disagreements with Accountants.

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the 2004 fiscal year, the Company solicited proxies from shareholders for purposes of voting on the election of Michael H. Buck as a Director and the ratification of the selection of Tauber & Balser, P.C. as independent public accountants of the Company at the Company's annual meeting on December 1, 2004. The Company was unable to achieve a quorum as of the date of the annual meeting and no matters were voted upon at the annual meeting. The Company will solicit proxies from shareholders related to the matters that were not voted upon during the 2004 annual meeting and will, upon reaching a quorum, submit them to the vote of shareholders at the Company's 2005 annual meeting.

Item 5. Compliance with Section 16(a) of the Exchange Act

        Section 16 of the Securities Exchange Act requires that officers and directors of the Company, as well as those persons who beneficially own more than 10% of the outstanding common stock of the Company, file reports of security ownership and changes in such ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission within specified time periods. Based solely on a review of copies of such reports furnished to the Company, the Company believes that during the year ended December 31, 2004, such filing requirements were complied with by its officers, directors and applicable shareholders.

PART F/S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
ETS Payphones, Inc.

        We have audited the accompanying balance sheet of ETS Payphones, Inc. (the "Company") as of December 31, 2004, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ETS Payphones, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/  TAUBER & BALSER, P. C.
Atlanta, Georgia
February 17, 2005

ETS PAYPHONES, INC.

BALANCE SHEET

DECEMBER 31, 2004

ASSETS
CURRENT ASSETS
Cash	$1,544,999
Cash, restricted	831,399
Accounts receivable, less allowance for doubtful accounts of $1,237,867	2,011,180
Inventories	489,083
Prepaid expenses	70,142

TOTAL CURRENT ASSETS	4,946,803

FIXED ASSETS
Payphones	5,626,756
Property and Equipment	1,354,271

6,981,027
Accumulated Depreciation	(2,465,027)

4,516,000

OTHER ASSETS
Deposits	156,077

156,077

TOTAL ASSETS	$9,618,880

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,196,385
Accrued expenses	3,722,203
Accrued property, excise and sales taxes	961,603
401K payable	10,702

TOTAL CURRENT LIABILITIES	5,890,893

NON-CURRENT LIABILITIES
Accrued property, excise and sales taxes	156,568

SHAREHOLDERS' EQUITY
Common Stock, par value $.0001 per share; authorized 6,000,000 shares; 4,987,624 shares issued and outstanding	499
Additional paid in capital	11,432,656
Accumulated deficit	(7,861,736)

TOTAL SHAREHOLDERS' EQUITY	3,571,419

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,618,880

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUE
Coin Calls	$14,209,407	$16,537,879
Non-coin calls	5,165,194	5,817,544
Other payphone revenue	768,318	121,983

Total Revenue	20,142,919	22,477,406

OPERATING EXPENSES
Telephone charges	6,304,830	7,823,891
Commissions	5,677,718	4,797,176
Service, maintenance and network Costs	6,342,634	7,153,465
Depreciation and amortization	1,374,197	1,532,933
Selling, general and administrative	5,152,873	6,245,610
Impairment of goodwill, intangible assets and fixed assets	1,294,795	378,824

Total operating expenses	26,147,047	27,931,899

Loss from Operations	(6,004,128)	(5,454,493)

OTHER INCOME (EXPENSE)
Interest income (expense)	(2,136)	2,563
Reorganization expense	(169,391)	(641,098)
Other income	1,915,616	2,018,011
Loss on asset disposition	(2,755)	—

Total other income, net	1,741,334	1,379,476

NET LOSS	$(4,262,794)	$(4,075,017)

Basic and diluted net loss per common share	$(0.85)	$(0.82)

Weighted average number of common shares outstanding	4,986,533	4,985,826

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Shares	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Total
Balance at December 31, 2002	—	$—	$11,694,519	$476,076	$12,170,595
Net loss	—	—	—	(4,075,018)	(4,075,018)
Organizational costs	—	—	(121,013)	—	(121,013)
Stock Issuance	4,985,826	499	(499)	—	—

Balance at December 31, 2003	4,985,826	499	11,573,007	(3,598,942)	7,974,564
Net loss				(4,262,794)	(4,262,794)
Organizational costs			(140,351)	—	$(140,351)
Stock issuance	1,798	—	—	—	—

Balance at December 31, 2004	4,987,624	$499	$11,432,656	$(7,861,736)	$3,571,419

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Operating Activities
Net loss	$(4,262,794)	$(4,075,017)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,136,634	1,241,953
Amortization expense	237,562	290,980
Loss on asset disposition	2,755	—
Impairment of goodwill, intangible assets and fixed assets	1,294,796	378,824
Decrease in restricted cash balance	503,794	1,178,844
Decrease in accounts receivable	653,181	2,669,165
Decrease in inventories	51,611	121,863
(Increase) Decrease in prepaid expenses	45,042	(42,194)
(Decrease) in accounts payable	(473,973)	(184,028)
Decrease in tax liabilities	(131,900)	(1,543,943)
(Decrease) Increase in accrued expenses	861,935	(138,382)
(Increase) Decrease in deposits	18,268	(60,591)

Total Adjustments	4,199,705	3,912,491

Net cash used by operating activities	(63,089)	(162,526)

Investing Activities
Purchase of fixed assets	(63,621)	(103,135)
Sale of fixed assets	17,315	—

Net cash used by investing activities	(46,306)	(103,135)

Financing Activities
Organizational costs	(140,351)	(121,013)

Net decrease in cash	(249,746)	(386,674)
Cash—Beginning of Year	1,794,745	2,181,419

Cash—End of Year	$1,544,999	$1,794,745

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,473	$2,163

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

        ETS Payphones, Inc. ("ETS" or the "Company") is a Delaware corporation that operates, services, and maintains a system of payphones. ETS is one of the largest independent payphone operators in the United States, currently managing approximately 16,000 payphones from eight branch offices handling 29 states, Washington D.C., and Puerto Rico. ETS employed 133 people at December 31, 2004.

        On September 11, 2000, ETS filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. ETS continued to operate as debtor-in-possession subject to the jurisdiction of the Bankruptcy Court for the District of Delaware. On November 14, 2001, the Joint Reorganization Plan was approved by the Court. On December 5, 2002, the "Reorganization Date" or "Effective Date", all conditions necessary for the approval of the Plan had occurred and the Debtors and the Committee of Unsecured Creditors declared the Joint Reorganization Plan effective.

        The Company reflected the terms of the Joint Reorganization Plan in its 2002 financial statements by adopting the fresh-start accounting provisions of SOP 90-7 (American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code").

Cash and Cash Concentration

        The cash balance of $1,544,999 is not restricted and is available for normal Company operations.

        The restricted cash balance of $831,399 consists of funds restricted per the Joint Reorganization Plan for payment to creditors. Payments to unsecured creditors were made during 2004. The Company also acted as Disbursing Agent for the Litigation Trust, which made payments to both unsecured creditors and ETS shareholders in 2004. The Litigation Trust disbursement was still in process as of the end of 2004, and continued into early 2005. The establishment and activities of the Litigation Trust are more fully described in the Company's 2003 Form 10-SB filing and 2004 Form 10-KSB filing.

        The Company maintains its cash balances in several financial institutions. These balances, at times, may exceed federally insured limits. At December 31, 2004, the Company exceeded the insured FDIC limit by approximately $2,198,000 at one of these financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash holdings.

Accounts Receivable

        Accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which was $2,011,180 at December 31, 2004. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable and the collectibility of each account.

Revenue Recognition

        The Company derives its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited into the payphone. Coin call revenues are recorded in the amount of coins deposited in the payphones and in the period deposited. Revenue from non-coin calls, which includes dial-around compensation, is discussed in Note B, as are other non-coin revenue items.

Inventories

        Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis. Inventories consist of payphones held for future installations and repair parts held to repair phones on an as needed basis. Inventories are not held for resale purposes. Inventories consist of the following at December 31, 2004.

Repair parts	$311,223
Payphones	177,860

$489,083

Fixed Assets

        Fixed assets are carried at cost, which at December 31, 2004 represents the fair value of the assets as determined by appraisal on the reorganization date, plus the cost of subsequent purchases, less an impairment adjustment in 2004. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to twelve years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.

Site Licenses

        Site licenses were recorded at the appraised value as of the Effective Date. These assets were amortized on a straight-line basis over their estimated useful lives of ten years. As of the Effective Date there were approximately six years remaining on the lives of these site licenses. The remaining balance was impaired in 2004 and was written off.

Impairment of Long-Lived Assets

        The Company reviewed goodwill at least annually, and also reviewed goodwill, site licenses, and reviews fixed assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        Goodwill represented the portion of reorganization value of the Company at December 31, 2002, that could not be attributable to specific tangible or identified intangible assets recorded in connection with fresh-start accounting. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill was not amortized, but was reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount is greater than its fair value. The goodwill balance was deemed to be impaired and written off in 2004.

        The Company also reviews long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") the Company reviewed and tested fixed assets for possible impairment as of December 31, 2004 and 2003. In accordance with the provisions of SFAS 142 and SFAS 144 it was determined that goodwill, site licenses, and fixed assets were impaired as of December 31, 2004, based on impairment tests performed by the Company. See Notes C and D.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets resulting from net operating loss carryforwards are calculated using enacted tax rates. Net deferred tax assets are reduced by a valuation allowance when appropriate. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported revenues and expenses during the year. Accordingly, actual results could differ from those estimates.

        Significant estimates used in preparing these financial statements include those used in estimating the allowance for doubtful accounts. It is at least reasonably possible that these significant estimates used will change within the next year.

Net Loss Per Common Share

        Basic loss per share is computed based on net loss divided by the weighted average number of common shares outstanding during the year. The weighted average number of shares calculation for 2003 was made as if the shares were issued as of the beginning of the year. There were no potential common share equivalents outstanding during 2004 and 2003, therefore the diluted loss per common share is the same as the basic loss per common share.

NOTE B—ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

        Accounts receivable are composed of three distinct types: Dial-around compensation ("DAC"), Operator Service Provider ("OSP"), and Semi-public ("Semi-pub"). DAC is payment from long distance carriers for calls made from ETS' payphones. Dial-around services such as pre-paid calling cards, 1-800-Collect, and 1-800-CALLATT, are more frequently used at payphones than in the past. The proliferation in dial-around services is perhaps most plainly evidenced by the fact that entirely new "toll-free" prefixes were needed along with the 1010XXX access numbers that are used by the interexchange carriers ("IXCs"). DAC, which typically comprises about 20% of ETS' revenue, is estimated based on historical values. The majority of DAC payments are issued quarterly through several main clearinghouses that specialize in processing DAC data.

        Certain DAC true-up payments have been received and recorded as Other Income in 2003 and 2004. These payments are generally not accrued for since the amounts and time of payment are usually unknown. These payments are the results of past activity on Company payphones that was not reimbursed within the normal payment processing time. These payments usually cover a period of time over a year or more after the time the actual calls were made.

        OSP revenue is commission-based payment from providers of operator-assisted calls. These providers assume responsibility for tracking, rating, billing, and collecting the revenue related to these calls and remit a percentage of the gross proceeds to the Company in the form of a commission payment. OSP payments are typically made semi-monthly. Receivables for the current month are based on projected results after the first several weeks' actual information has been obtained.

        Semi-pub revenue is obtained from customers whose call volume would not support a normal ETS installation. The customer is willing to pay a monthly fee to the Company for the convenience of having a payphone on their premises (accommodation of clientele, employees, etc.). Due to the relatively small receivable amount and historical experience, no provision for bad debt is made for this class of receivables.

        A detail of the accounts receivable balance at December 31 is as follows:

2004
Dial around calls, recurring business	$1,904,492
Dial around calls, special true-up	1,237,867

Subtotal, Dial around calls	3,142,359
OSP	78,509
Other receivables.	28,179

Total receivables, before allowance	3,249,047
Allowance for doubtful accounts	(1,237,867)

Accounts receivable, net of allowance	$2,011,180

NOTE C—FIXED ASSETS

        Fixed assets are summarized as follows at December 31, 2004.

	Range of useful lives
Payphones in service	6-10 years	$5,626,756
Furniture, fixtures and equipment	5 years	146,591
Leasehold improvements	12 years	540,000
Computer equipment and software	3 years	667,680

		6,981,027
Less: Accumulated depreciation		2,465,027

Fixed assets, net		$4,516,000

        Depreciation expense for the years ended December 31, 2004 and 2003 was $1,136, 635 and $1,241,953, respectively. An impairment adjustment of $153,246 reduced payphones in service in 2004.

NOTE D—GOODWILL AND SITE LICENSES

	December 31, 2004
	Gross value	Impairment losses	Accumulated amortization	Net carrying value
Goodwill	$176,483	$(176,483)	$—	$—
Site Licenses	1,516,453	(965,067)	(551,386)	—

Total	$1,692,936	$(1,141,550)	$(551,386)	$—

        During 2003, amounts estimated as prepetition liabilities (accrued commissions) were reconciled and the overaccrued liability of $339,768 was adjusted by reducing goodwill. As noted previously in Note A, the goodwill balance was written off in 2004 as a result of the Company's annual impairment testing as required by SFAS 142.

        During 2004, phones were removed from approximately 2,100 licensed sites. The related carrying value of site licenses for these phones was written off. Amortization expense associated with site licenses for the years ended December 31, 2004 and 2003 was $237,562 and $290,980, respectively. As a result of the impairment testing of fixed assets as described in Note A, the site licenses were written off in 2004.

NOTE E—FRESH-START ACCOUNTING AND REORGANIZATION

        As previously discussed, the Company adopted the provisions of fresh-start accounting as of December 5, 2002. In adopting fresh-start accounting, the Company engaged an independent financial valuation analyst to assist in the determination of the reorganization value or fair value of the entity.

Plan of Reorganization

        On September 11, 2000, ETS filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. ETS continued to operate as debtor-in-possession subject to the jurisdiction of the U.S Bankruptcy Court for the District of Delaware. On November 14, 2001, the Joint Reorganization Plan was approved by the Court. On December 5, 2002, all conditions necessary for the approval of the Joint Reorganization Plan had occurred and the Debtors and the Committee of Unsecured Creditors declared the Joint Plan effective. The Joint Reorganization Plan represents a consensual arrangement between the Committee of Unsecured Creditors, Debtors and ETS.

        Pursuant to the Joint Reorganization Plan, the various debtor corporations were merged into a single corporation, ETS Payphones, Inc., incorporated in Delaware on November 8, 2002. The Joint Reorganization Plan provides that each holder of an allowed Payphone Investor Claim shall receive shares of common stock in the Company in full satisfaction, settlement, release and discharge of and in exchange for such claim. The number of shares issued has been calculated according to the Payphone Investor Claims Formula provided in the Joint Reorganization Plan.

        In settlement of a Declaratory Judgment action brought by ETS, holders of payphone investor claims in the amount of $375,000,000 agreed to exchange their investment for equity as shareholders in the Company. Equity was issued in the amount of 4,985,826 shares, based upon a formula approved by the Bankruptcy Court.

        A Litigation Trust was created on the Effective Date for the benefit of General Unsecured Claims and Payphone Investor Claims. The Litigation Trust is administered by a trustee selected by the Creditors' Committee. The Litigation Trust will be funded with property and proceeds of all claims and causes of action of ETS or the Creditors' Committee existing as of the Petition Date against Charles Edwards, the former CEO of the Company, various insiders, and others as described more fully in the Joint Reorganization Plan. The trustee will make distributions as and when funds become available and at the trustee's sole discretion. In 2004 the first distribution to Trust beneficiaries was initiated.

        Expenses resulting from the restructuring are reported separately as reorganization expenses in the Statement of Operations. For the year ended December 31, 2004 and 2003, expenses directly associated with the Chapter 11 bankruptcy proceedings were $169,391 and $641,098, respectively. These reorganization expenses consisted mainly of professional fees for legal, advisory, and administrative services.

        Payments of restricted cash made by the Company resulting from the plan for the year-ended December 31, 2004 are as follows:

Restricted Cash—December 31, 2003	$1,335,193
Cash received from Litigation Trust for distribution	2,004,334

3,339,527
Cash Disbursements:
Pre-Petition taxes paid	26,640
Claims paid	869,272
Litigation Trust distributions	1,612,216

Total cash disbursements	2,508,128

Restricted Cash—December 31, 2004	$831,399

NOTE F—RETIREMENT PLAN

        The Company has a 401k plan that covers all employees who have attained certain service requirements as specified in the plan. The total Company contribution to the plan for the years ended December 31, 2004 and 2003 was $89,507 and $116,152, respectively.

NOTE G—INCOME TAXES

        The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the years ended December 31, 2004 and 2003:

	2004	2003
Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%
Decrease in tax benefit resulting from:
Depreciation	9.0	12.8
Amortization	1.2	1.6
Intangible asset impairment	10.3	—
Non-deductible reorganization costs	1.3	5.3
Increase in valuation allowance	12.2	14.3

Effective income tax rate	0.0%	0.0%

        Net deferred taxes consist of the following components as of December 31, 2004:

        Deferred Tax assets:

Net operating loss carryforwards	$1,230,120
Less valuation allowance	(1,230,120)

$—

        A valuation allowance has been recognized to offset the entire net deferred tax asset due to the uncertainty of realizing the benefit of the net deferred tax asset. The Company has available net operating loss carryforwards totaling approximately $3.62 million that expire in various periods through 2024.

        The Company realized substantial cancellation of debt, or "COD," income as a result of the implementation of the Joint Reorganization Plan. Because the Company was a debtor in a bankruptcy case at the time it realized the COD income, it is not required to include such COD income in its taxable income for federal income tax purposes. Instead, the Company will be required to reduce certain of its tax attributes by the amount of COD income so excluded. All of the Company's net operating loss carryforwards related to activities before it emerged from bankruptcy were eliminated in 2003. Certain of its other tax attributes will be reduced or eliminated as a result of COD income being excluded pursuant to the Joint Reorganization Plan.

NOTE H—COMMITMENTS AND CONTINGENCIES

Operating leases

        The Company has entered into various operating leases for its corporate headquarters and warehouses, expiring at various dates through August 2009. Rent expense for the years ended December 31, 2004 and 2003 was $435,129 and $530,620, respectively.

        Minimum future lease payments for the years ending December 31 are as follows:

2005	$374,759
2006	322,132
2007	267,359
2008	257,503
2009	137,335

$1,359,088

Litigation

        From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, after consulting with legal counsel, it is not anticipated that the matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

NOTE I—OTHER INCOME

        Other Income for the years ended December 31 is as follows:

	2004	2003
Dial Around True-Up Settlements (Note B)	$402,730	$410,717
LEC Refund Settlements	—	924,749
Legal settlements	583,999	—
MCI/Worldcom bankruptcy dial around settlement	807,285	—
Other Income, net	121,602	682,545

Total	$1,915,616	$2,018,011

        These Other Income items not explained previously or otherwise self-explanatory are as follows:

        LEC Refund Settlements—These are payments from Local Exchange Carriers as a result of rebates on phone bills paid by the Company. Generally this results from efforts made by state or national industry organizations that benefit payphone companies operating in certain states.

        Legal Settlements—This relates to funds received in respect of DAC for phones acquired prior to bankruptcy.

        MCI/Worldcom bankruptcy dial around settlement—These are payments received for dial around revenue paid as a result of the MCI bankruptcy settlement for years prior to 2003. These payments are cents on the dollar payments on the total amounts earned during the time period prior to MCI filing bankruptcy.

PART III

Item 6. Index to Exhibits and Description of Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of ETS Payphones, Inc. dated November 8, 2002(1)
3.2	Bylaws of ETS Payphones, Inc.(1)
4.1	Settlement Agreement For Third Omnibus Claims Objection ETS Payphones, Inc. and UPO dated February 28, 2003(1)
10.1	Cocot Agreement dated September 4, 2002 between Metropolitan Telecommunications, d/b/a MetTel and ETS Payphones, Inc(1)
10.2	Cocot Agreement dated August 16, 2002 between Metropolitan Telecommunications, d/b/a MetTel and ETS Payphones, Inc.(1)
10.3	ETS Creditors' Litigation Trust Agreement dated December 4, 2002(1)
10.4	Employment Agreement dated December 5, 2002 between ETS Payphones, Inc. and Guy A. Longobardo(1)
10.5	Employment Agreement dated December 5, 2002 between ETS Payphones, Inc. and Michael H. McClellan(1)
10.6	Employment Agreement between ETS Payphones, Inc. and Jeffrey E. Fennell(2)
10.7	Amendment to Employment Agreement between ETS Payphones, Inc. and Guy A. Longobardo(2)
10.8	Amendment to Employment Agreement between ETS Payphones, Inc. and Michael H. McClellan(2)
10.9	Form Change in Control Agreement(2)
14.	Code of Ethics
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)
Incorporated by reference from the Company's Registration Statement on Form 10-SB (File No. 000-50712)

(2)
Incorporated by reference from the Company's Report on Form 8-K dated February 2, 2005 (File No. 000-50712)

SIGNATURES

        In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ETS PAYPHONES, INC. (Registrant)
Date:	April 11, 2005	By:	/s/ GUY A. LONGOBARDO Guy A. Longobardo, Director, President and Chief Executive Officer
Date:	April 11, 2005	By:	/s/ MICHAEL H. MCCLELLAN Michael H. McClellan, Director, Executive Vice President and Chief Financial Officer
Date:	April 11, 2005	By:	/s/ JAMES B. LEIMBACH James B. Leimbach, Vice President, Accounting
Date:	April 11, 2005	By:	/s/ S. GREGORY HAYS Director S. Gregory Hays
Date:	April 11, 2005	By:	/s/ MICHAEL M. SCOTT Director Michael M. Scott
Date:	April 11, 2005	By:	/s/ MICHAEL H. BUCK Director Michael H. Buck

QuickLinks

PART 1 ALTERNATIVE 2
  Item 1. Description of Business.
  Item 2. Description of Property.
  Item 3. Directors and Executive Officers and Significant Employees.
  Item 4. Remuneration of Directors and Officers.
  Item 5. Security Ownership of Management and Certain Security Holders.
  Item 6. Interest of Management in Certain Transactions.
PART II
  Item 1. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.
  Item 2. Legal Proceedings.
  Item 3. Changes in and Disagreements with Accountants.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Compliance with Section 16(a) of the Exchange Act
PART F/S
TABLE OF CONTENTS
Report of Independent Registered Public Accounting Firm
ETS PAYPHONES, INC. BALANCE SHEET DECEMBER 31, 2004
ETS PAYPHONES, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
ETS PAYPHONES, INC. STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
ETS PAYPHONES, INC. STATEMENTS OF CASH FLOWS FOR YEARS ENDED DECEMBER 31, 2004 AND 2003
ETS PAYPHONES, INC. NOTES TO FINANCIAL STATEMENTS
PART III
  Item 6. Index to Exhibits and Description of Exhibits.
SIGNATURES