Form 10QSB
period 2005-03-31
ETS PAYPHONES INC
filed 2005-05-13
CIK 1287065

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

As of March 31, 2005, there were outstanding 4,987,624 shares of the Issuer's common stock $.0001 par value.

ETS PAYPHONES, INC.
INDEX TO FORM 10-QSB
MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ETS PAYPHONES, INC.
BALANCE SHEET
MARCH 31, 2005
Unaudited

ASSETS
CURRENT ASSETS
Cash	$886,875
Cash, restricted	424,639
Accounts receivable	2,339,092
Inventories	436,042
Prepaid expenses	72,406

TOTAL CURRENT ASSETS	4,159,054

FIXED ASSETS
Payphones	5,626,756
Other property and equipment	1,359,193

6,985,949
Accumulated depreciation	(2,745,170)

4,240,779

OTHER ASSETS
Deposits	150,051

TOTAL ASSETS	$8,549,884

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,020,983
Accrued expenses	3,866,861
Accrued taxes	1,098,641
401k payable	17,706

TOTAL CURRENT LIABILITIES	6,004,191

SHAREHOLDERS' EQUITY
Common Stock, par value $.0001 per share; authorized 6,000,000 shares; 4,987,624 shares issued and outstanding	499
Additional Paid in Capital	11,432,656
Accumulated deficit	(8,887,462)

TOTAL SHAREHOLDERS' EQUITY	2,545,693

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,549,884

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
REVENUE
Coin Calls	$2,890,033	$3,578,336
Non-coin calls	1,378,410	1,288,777
Other payphone revenue	178,196	161,813

Total Revenue	4,446,639	5,028,926
OPERATING EXPENSES
Telephone Charges	1,413,791	1,731,508
Commissions	1,250,694	1,339,978
Service, maintenance and network costs	1,521,622	1,849,054
Depreciation & amortization	210,958	296,606
Selling, general and administrative	1,286,379	1,442,223

Total operating expenses	5,683,444	6,659,369

Loss from Operations	(1,236,805)	(1,630,443)
OTHER INCOME (EXPENSE)
Interest expense	(1,053)	(632)
Reorganization expense	—	(54,439)
Loss on asset disposition	7,020	(51,452)
Other income	205,113	762,093

Total other income	211,080	655,570

NET LOSS	$(1,025,725)	$(974,873)

Basic and diluted net loss per common share	$(0.21)	$(0.19)
Weighted average number of common shares outstanding	4,987,624	4,985,826

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2005	March 31, 2004
	(unaudited)	(unaudited)
Operating Activities
Net Loss	$(1,025,725)	$(974,873)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	280,146	362,581
Site licenses written down for sites taken out of service	—	48,696
Decrease in restricted cash balance	417,918	26,640
Decrease(increase) in accounts receivable	(327,912)	454,976
Decrease in inventories	53,041	49,668
Increase in prepaid expenses	(2,264)	(86,987)
Decrease in accounts payable	(175,402)	(109,367)
Decrease in tax liabilities	(19,531)	(448,490)
Increase in accrued expenses	151,659	341,981
Decrease in other non-current assets	6,026	14,840

Total Adjustments	383,682	654,539

Net cash used by operating activities	(642,044)	(320,335)

Investing Activity
Purchase of fixed assets	(4,922)	(18,947)
Financing Activity
Organizational costs	—	(140,351)
Net decrease in cash	(646,966)	(479,633)

Cash, December 31, 2004	1,533,841	1,794,745

Cash, March 31, 2005	$886,875	$1,315,112

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,053	$632

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary Information

        Our unaudited interim financial statements presented herein should be read in conjunction with the audited financial statements of our company contained in our Form 10-KSB for the year ended December 31, 2004. Interim results are not necessarily indicative of results to be expected for the entire year.

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

        The Company is required to make estimates and assumptions that affect amounts reported in our financial statements and the accompanying notes. It is at least reasonably possible that these estimates used will change during the current fiscal year.

Net Loss Per Common Share

        Basic loss per share is computed based on net loss divided by the weighted average number of common shares outstanding. There were no potential common share equivalents outstanding during 2004 or 2005, therefore the diluted loss per common share is the same as the basic loss per common share.

Other Income

        Other income consists primarily of dial around true-up receipts for prior years' operations.

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

1.     Regulatory Issues

        The enactment of the Telecommunications Act significantly altered the regulatory landscape in which payphone companies operate. Although we believe that the Telecommunications Act, as implemented by the FCC, addressed certain historical inequities in the payphone marketplace, uncertainties relating to the impact and timing of the implementation of the new regulatory framework still exist. The uncertainty with the greatest potential financial impact relates to revenue from access code calls and toll-free dialed calls, also referred to as dial-around compensation. Dial-around compensation accounts for a material percentage of our revenues. Additionally, the March 2004 United States Court of Appeals, D.C. Circuit decision to vacate the FCC Unbundled Network Element rules will have an unknown effect on local line access pricing, but may increase prices to payphone service providers.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        The date for the 2005 Annual Meeting is October 26, 2005. This is a change from June 1, which was the Annual Meeting date set forth in the 2004 proxy. Proposals of stockholders intended to be presented at the Company's 2005 Annual Meeting of Stockholders must be received by the Secretary of the Company for inclusion in the Company's proxy statement and form of proxy relating to that meeting by June 13, 2005. Any such stockholder proposal must meet the applicable requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder.

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
(b)
Reports on Form 8-K

A report on Form 8-K was filed on February 2, 2005 (File No. 000-50712).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETS PAYPHONES, INC.
Date: May 13, 2005	By:	/s/ GUY A. LONGOBARDO Guy A. Longobardo President and Chief Executive Officer
	By:	/s/ MICHAEL H. MCCLELLAN Michael H. McClellan Executive Vice President, Chief Financial Officer and Treasurer

QuickLinks

ETS PAYPHONES, INC. INDEX TO FORM 10-QSB MARCH 31, 2005
PART I. FINANCIAL INFORMATION
  Item 2. Plan of Operation
  Item 3. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES