Form 10QSB
period 2005-06-30
ETS PAYPHONES INC
filed 2005-08-17
CIK 1287065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-50712

ETS PAYPHONES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	58-2131736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1490 Westfork Drive, Suite G, Lithia Springs, Georgia	30122-1509
(Address of principal executive offices)	(Zip Code)

(770) 819-1600
(Issuer’s telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of August 12, 2005, there were outstanding  4,987,624 shares of the Issuer’s common stock $.0001 par value.

ETS PAYPHONES, INC.

INDEX TO FORM 10-QSB

JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ETS PAYPHONES, INC.

BALANCE SHEET

JUNE 30, 2005

(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,251,583
Cash, restricted	426,235
Accounts receivable	2,875,239
Inventories	440,221
Prepaid expenses	99,052

TOTAL CURRENT ASSETS	5,092,530
FIXED ASSETS
Payphones	4,674,641
Other property and equipment	1,366,712
6,041,353
Accumulated depreciation	(2,623,898)
3,417,455
OTHER ASSETS
Deposits	153,234

TOTAL ASSETS	$8,663,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$715,868
Accrued expenses	4,149,861
Accrued property, excise and sales taxes	1,029,133
401k payable	4,118
TOTAL CURRENT LIABILITIES	5,898,980
NON-CURRENT LIABILITIES
Accrued property, excise and sales taxes	125,730
SHAREHOLDERS’ EQUITY
Common Stock, par value $.0001 per share; authorized 6,000,000 shares; 4,987,624 shares issued and outstanding	499
Additional Paid in Capital	11,432,656
Accumulated deficit	(8,794,646)
TOTAL SHAREHOLDERS’ EQUITY	2,638,509
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,663,219

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

REVENUE
Coin Calls	$3,014,053	$3,731,431	$5,904,087	$7,309,767
Non - coin calls	1,085,574	1,112,887	2,463,984	2,401,663
Other payphone revenue	196,685	200,857	374,880	362,670

Total Revenue	4,296,312	5,045,175	8,742,951	10,074,100

OPERATING EXPENSES
Telephone Charges	1,420,132	1,595,490	2,833,923	3,326,998
Commissions	1,313,546	1,406,263	2,564,237	2,746,240
Service, maintenance and network costs	1,408,587	1,502,515	2,930,208	3,351,567
Depreciation & amortization	278,264	277,210	558,408	573,815
Selling, general and administrative	1,154,898	1,419,341	2,372,092	2,861,562
Total operating expenses	5,575,427	6,200,819	11,258,868	12,860,182

Loss from Operations	(1,279,115)	(1,155,644)	(2,515,917)	(2,786,082)

OTHER INCOME (EXPENSE)
Interest income (expense)	1,017	33	(35)	(599)
Reorganization expense	(10,000)	(75,216)	(20,710)	(129,655)
Gain(loss) on asset disposition	380,712	(72,015)	387,732	(123,467)
Other income(expense)	1,000,198	(80,698)	1,216,020	681,394

Total other income(expense)	1,371,927	(227,896)	1,583,007	427,673

NET INCOME(LOSS)	$92,812	$(1,383,540)	$(932,910)	$(2,358,409)

Basic and diluted net income(loss) per common share	$0.02	$(0.28)	$(0.19)	$(0.47)

Weighted average number of common shares outstanding	4,987,624	4,985,826	4,987,624	4,985,826

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

Operating Activities
Net Loss	$(932,910)	$(2,358,409)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	558,408	706,066
Site licenses written down for sites taken out of service	—	120,712
Decrease in restricted cash balance	405,164	26,640
Gain from sale of payphones	(380,711)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	28,826	1,093,491
Decrease in inventories	36,064	12,779
(Increase)Decrease in prepaid expenses	(28,910)	15,710
Decrease in accounts payable	(480,517)	(99,531)
Decrease in accrued expenses and other liabilities	510,497	194,353
(Increase)Decrease in other non-current assets	2,843	(13,110)

Total Adjustments	651,664	2,057,110

Net cash used by operating activities	(281,246)	(301,299)

Investing Activity
Purchase of fixed assets	(12,170)	(22,261)

Financing Activity
Cash used for stock issuance costs	—	(140,351)

Net decrease in cash	(293,416)	(463,911)

Cash – Beginning of Period	1,544,999	1,794,745
Cash - End of Period	$1,251,583	$1,330,833

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$35	$721

Supplemental Disclosure of Non-Cash Investing Activity
See “Sale of Payphone Assets” Footnote C

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2005

NOTE A— BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary Information

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-QSB.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Interim results are not necessarily indicative of results to be expected for the entire year.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Company

ETS Payphones, Inc. (“ETS” or the “Company”) is a Delaware corporation that operates, services, and maintains a system of payphones. ETS is one of the largest independent payphone operators in the United States, and managed approximately 15,500 payphones from eight branch offices handling 29 states, Washington D.C., and Puerto Rico before the sale of the majority of its payphones in New York, New Jersey, Connecticut,  and Massachusetts, which occurred on June 30, 2005.  After this sale, the Company will manage approximately 13,000 payphones from seven branch offices handling 25 states.

The Company enters into binding agreements with location owners to operate payphones at locations such as shopping centers, hospitals, hotels, convenience stores, service stations, grocery stores, restaurants, airports, truck stops and bus terminals. In addition to agreements with private property owners, ETS is party to various agreements with municipalities under which the Company has been granted the right to provide payphone services on municipal property. In most instances, the site agreements on location leases entitle the private property owner or municipality to a percentage of revenues as “rent.” In other instances, these agreements take the form of franchises pursuant to which ETS is required to pay either a fixed per phone fee or a percentage of revenues.

Revenue Recognition

The Company derives its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited into the payphone. Coin call revenues are recorded in the amount of coins deposited in the payphones and in the period deposited. We also receive revenues from non-coin calls made from our payphones. These non-coin calls include credit card, calling card, prepaid calling card, collect and third-party billed calls where the caller dials “0” plus the number or simply dials “0” for an operator. Non-coin calls often require a number of services, including automated or live operators to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call’s duration and determining the charge for the call, and billing and collecting the applicable charge. We have contracted with a limited number of operator service providers to handle these calls and perform all associated functions, while paying us a commission on the revenues generated thereby.

Net Income(Loss) Per Common Share

Basic income(loss) per share is computed based on net income(loss) divided by the weighted average number of common shares outstanding. There were no potential common share equivalents outstanding during 2004 or 2005, therefore the diluted loss per common share is the same as the basic loss per common share.

NOTE B—OTHER INCOME(EXPENSE)

Other income as shown under the heading “Other Income and Expense” in the Statement of Operations consists of the following:

2005	Q2	Q1	YTD

Dial around true-up receipts for prior years’ operations	$237,275	$182,074	$419,349
MCI bankruptcy settlement	276,626		276,626
EUCL and other legal settlements	463,099		463,099
Other miscellaneous income items	23,198	33,748	56,946

Total	$1,000,198	$215,822	$1,216,020

2004	Q2	Q1	YTD
Estimated tax liability adjustment		$487,500	$487,500
Dial around true-up receipts for prior years’ operations	$31,226	262,314	293,539
Dial around take-back, prior years	(140,951)		(140,951)
Other miscellaneous income items	29,027	12,279	41,306

Total	$(80,698)	$762,093	$681,394

NOTE C—SALE OF PAYPHONE ASSETS

On June 30, 2005 the Company sold to an independent third party substantially all of its payphones located in the states of New York, New Jersey, Massachusetts, and Connecticut.   This sale was made to Empire Payphones, Inc.  A portion of the sale is contingent on obtaining regulatory approvals.  The sale terms were such that the Company received $200,000 in cash upon contract signing by both parties and will receive future payments of $62,500 per month for twelve months or $750,000 in total.  The agreement is included as Exhibit 33.1 in this 10-QSB filing and the gain from this sale is calculated as follows:

Total sale price, $200,000 cash and $750,000 receivable		$950,000
Less:	$952,116 book value less accumulated depreciation of $399,809	(552,307)
	Parts inventory transferred to buyer	(12,798)
	Coin in phones collections not paid to ETS	(4,184)
Gain on Sale		$380,711

NOTE D—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  Although the Company reported net income during the quarter ended June 30, 2005, it reported net losses for the six months ended June 30, 2005 and in 2004 and had a working capital deficiency of $806,450 at June 30, 2005.   In view of the matters described, there is substantial doubt about the Company’s ability to continue as a going concern. The liquidity of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company’s ability to meet its cash flow requirements on a continuing basis and to succeed in its future operations.  The Company has continued expense reduction efforts in the areas of phone line costs, overhead, and the removal of unprofitable payphones.  Despite these efforts to reduce costs as well as efforts to increase revenues, there can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Plan of Operation

ETS Payphones, Inc. owns and operates approximately 13,000 public pay telephones in 25 states concentrated primarily in the Eastern and Southern United States, as well as the District of Columbia and Puerto Rico. We are an independent owner of payphone equipment placed at locations with client site owners that include retail establishments, convenience stores, hotels, hospitals and other publicly and privately owned businesses. These locations are owned or managed by over 4000 clients that include Fortune 100 companies as well as single store accounts and municipalities. We also provide other telecommunications products to certain clients.

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

1.             Regulatory Issues

The enactment of the Telecommunications Act significantly altered the regulatory landscape in which payphone companies operate. Although we believe that the Telecommunications Act, as implemented by the FCC, addressed certain historical inequities in the payphone marketplace, uncertainties relating to the impact and timing of the implementation of the new regulatory framework still exist. The uncertainty with the greatest potential financial impact relates to revenue from access code calls and toll-free dialed calls, also referred to as dial-around compensation. Dial-around compensation accounts for a material percentage of our revenues. Additionally, the March 2004 United States Court of Appeals, D.C. Circuit decision to vacate the FCC Unbundled Network Element rules will have an unknown effect on local line access pricing, but is expected to increase prices to payphone service providers.

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

Our Common Stock is not listed on any stock exchange. Our Common Stock was issued to approximately 12,500 individuals and entities. Ownership interests are tracked by the transfer agent, American Stock Transfer and Trust Company (“AST&T”), and transfers of ownership may be documented through AST&T. The Common Stock is not traded on any recognized stock exchange, stock market or bulletin board system and there are no market makers for the Common Stock. There can be no assurance that an active or liquid trading market for our shares of Common Stock will develop or be maintained.

8.             Possible discontinuance of operations

If we are unable to achieve profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have sustained losses since our bankruptcy reorganization in December 2002. Based on a continued erosion of revenue and despite management’s reduction of operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Based upon such officers’ evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal officers as appropriate, to allow timely decisions regarding required disclosure.

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

Item 5.  Other Information

Effective August 19, 2005, James B. Leimbach, Vice-President, Accounting, voluntarily resigned.  Mr. Leimbach did not resign due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. He has accepted a position with another company.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

EXHIBIT NUMBER	DESCRIPTION
10.1	Asset sale agreement between ETS Payphones, Inc. and Empire Payphones, Inc.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Form 8-K was filed on July 7, 2005 (File No.  000-50712).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETS PAYPHONES, INC.

Date: August 17, 2005	By:	/s/ GUY A. LONGOBARDO
Guy A. Longobardo
President and Chief Executive Officer

	By:	/s/ MICHAEL H. MCCLELLAN
Michael H. McClellan
Executive Vice President, Chief Financial Officer and Treasurer