Form 10QSB
period 2005-09-30
ETS PAYPHONES INC
filed 2005-11-15
CIK 1287065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

   (Mark One)

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

(770) 819-1600
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Transitional Small Business Disclosure Format. Yes |X| No |_|

As of September 30, 2005, there were outstanding 4,987,624 shares of the Issuer’s common stock $.0001 par value.

ETS PAYPHONES, INC.
INDEX TO FORM 10-QSB
SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ETS PAYPHONES, INC.
BALANCE SHEET
SEPTEMBER 30, 2005
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,347,608
Cash, restricted	427,145
Accounts receivable	2,478,551
Inventories	458,069
Prepaid expenses	62,444

TOTAL CURRENT ASSETS	4,773,817

FIXED ASSETS
Payphones	4,674,641
Other property and equipment	1,376,121

6,050,762
Accumulated depreciation	(2,871,875)

3,178,887

OTHER ASSETS
Deposits	158,366

TOTAL ASSETS	$8,111,070

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$534,771
Accrued expenses	3,867,324
Accrued property, excise and sales taxes	903,554
401k payable	4,705

TOTAL CURRENT LIABILITIES	5,310,354

NON-CURRENT LIABILITIES
Accrued property, excise and sales taxes	172,802

SHAREHOLDERS' EQUITY
Common Stock, par value $.0001 per share; authorized 6,000,000 shares;
4,987,624 shares issued and outstanding	499
Additional Paid in Capital	11,432,656
Accumulated deficit	(8,805,241)

TOTAL SHAREHOLDERS' EQUITY	2,627,914

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,111,070

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE
Coin Calls	$2,544,373	$3,510,763	$8,448,459	$10,820,530
Non - coin calls	1,358,523	1,215,442	3,822,508	3,617,105
Other payphone revenue	169,444	216,633	544,324	579,304

Total Revenue	4,072,340	4,942,838	12,815,291	15,016,939

OPERATING EXPENSES
Telephone Charges	1,303,072	1,504,051	4,136,996	4,831,049
Commissions	816,539	1,383,704	3,380,776	4,129,944
Service, maintenance and network costs	1,103,696	1,546,661	4,033,910	4,898,228
Depreciation & amortization	177,483	266,330	597,311	840,146
Selling, general and administrative	1,121,373	1,271,001	3,632,040	4,132,559

Total operating expenses	4,522,163	5,971,747	15,781,033	18,831,926

Loss from Operations	(449,823)	(1,028,909)	(2,965,742)	(3,814,987)

OTHER INCOME (EXPENSE)
Interest income (expense)	1,206	(690)	1,171	(1,289)
Reorganization expense	(11,920)	(28,883)	(32,630)	(158,539)
Gain(loss) on asset disposition	29,430	(37,038)	417,162	(160,506)
Other income(expense)	420,514	69,506	1,636,534	750,901

Total other income(expense)	439,230	2,895	2,022,237	430,567

NET INCOME(LOSS)	$(10,593)	$(1,026,014)	$(943,505)	$(3,384,420)

Basic and diluted net income(loss) per common share	$(0.00)	$(0.21)	$(0.19)	$(0.68)

Weighted average number of common shares outstanding	4,987,624	4,987,624	4,987,624	4,987,624

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Operating Activities
Net Loss	$(943,505)	$(3,384,420)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	806,385	1,039,416
Site licenses written down for sites taken out of service	--	157,751
Decrease in restricted cash balance	404,254	975,844
Gain from sale of payphones	(380,711)	--
Changes in operating assets and liabilities:
Decrease in accounts receivable	425,714	1,303,663
Decrease in inventories	18,216	43,983
(Increase)Decrease in prepaid expenses	7,698	(69,481)
(Decrease) in accounts payable	(661,614)	(1,022,903)
Increase in accrued expenses and other liabilities	150,040	571,475
(Increase)Decrease in other non-current assets	(2,289)	11,850

Total Adjustments	767,693	3,011,598

Net cash used by operating activities	(175,812)	(372,822)
Investing Activity
Purchase of fixed assets	(21,579)	(61,954)
Financing Activity
Cash used for stock issuance costs	--	(140,351)

Net decrease in cash	(197,391)	(575,127)
Cash - Beginning of Period	1,544,999	1,794,745

Cash - End of Period	$1,347,608	$1,219,618

Supplemental Disclosure of Cash Flow Information
Cash (paid)received for interest	$1,171	$(1,597)

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005

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

The Company

        ETS Payphones, Inc. (“ETS” or the “Company”) is a Delaware corporation that operates, services, and maintains a system of payphones. ETS is one of the largest independent payphone operators in the United States, and managed approximately 15,500 payphones from eight branch offices handling 29 states, Washington D.C., and Puerto Rico before the sale of the majority of its payphones in New York, New Jersey, Connecticut, and Massachusetts, which occurred on June 30, 2005. The Company currently owns and operates approximately 13,000 payphones from seven branch offices handling 31 states, Washington D.C., and Puerto Rico.

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

NOTE B—OTHER INCOME(EXPENSE)

        Other income as shown under the heading “Other Income and Expense” in the Statement of Operations consists of the following:

2005	Q3	Q2	Q1	YTD
Dial around true-up receipts for prior years' operations	$4,904	$237,275	$182,074	$424,253
MCI bankruptcy settlement		276,626		276,626
EUCL and other legal settlements	342,625	463,099		805,724
Commission true-up for prior years' operations	81,592			81,592
Other miscellaneous income(expense) items	(8,607)	23,198	33,748	48,339

Total	$420,514	$1,000,198	$215,822	$1,636,534

2004	Q3	Q2	Q1	YTD
Estimated tax liability adjustment			$487,500	$487,500
Dial around true-up receipts for prior years' operations	$28,768	$31,226	262,314	322,308
Dial around take-back, prior years		(140,951)		(140,951)
N.C. BellSouth new services test settlement	39,239			39,239
Other miscellaneous income items	1,499	29,027	12,279	42,805

Total	$69,506	$(80,698)	$762,093	$750,901

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

Total sale price, $200,000 cash and $750,000 receivable	$ 950,000
Less:	$952,116 book value less accumulated depreciation of $399,809 Parts inventory transferred to buyer Coin in phones collections not paid to ETS	(552,307) (12,798) (4,184) ---------
Gain on Sale	$ 380,711 ========

NOTE D—GOING CONCERN

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a net loss during the quarter ended September 30, 2005; it reported net losses for the nine months ended September 30, 2005 and in 2004, and had a working capital deficiency of $536,537 at September 30, 2005.  In view of the matters described, there is substantial doubt about the Company’s ability to continue as a going concern. The liquidity of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company’s ability to meet its cash flow requirements on a continuing basis and to succeed in its future operations. The Company has continued expense reduction efforts in the areas of phone line costs, overhead, and the removal of unprofitable payphones. Despite these efforts to reduce costs as well as efforts to increase revenues, there can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E – SUBSEQUENT EVENTS

        As we reported in the Form 8-K filed November 7, 2005 (the “November 7 Form 8-K”), subsequent to the balance sheet date, the Company entered into an Asset Sale Agreement dated November 1, 2005, and related agreements including a security agreement and a promissory note to sell substantially all of its operating assets to Empire Payphones, Inc. (“Empire”). In addition as reported on the November 7 Form 8-K, the Company also entered into a Management Services Agreement effective November 1, 2005, with Empire in which Empire will provide management services and fund the operational losses of ETS pending consummation of the sale transaction. A summary description of the transactions is below. The description below is qualified in its entirety by the more detailed description in the November 7 Form 8-K and to the exhibits therein, which are incorporated herein by reference.

Asset Sale Agreement

        Pursuant to the Asset Sale Agreement dated November 1, 2005, the Company has agreed to sell substantially all of its assets used in its payphone business to Empire. Under the Asset Sale Agreement, the purchase price aggregates $4.5 million and will be paid in installments, some prior to the consummation of the transaction, as follows: (i) $250,000 in cash on November 1, 2005, (ii) payment of certain commissions under assigned contracts not to exceed $2.4 million in the aggregate and (iii) $1.85 million in cash, payable in monthly installments of $132,143 commencing December 1, 2005, with any remaining balance being paid at the closing of the transaction. At November 1, 2005, the carrying value of ETS’ operating assets, consisting primarily of fixed assets and inventories, was approximately $3.5 million.

        The closing of the Asset Sale Agreement is subject to a number of conditions, including approval by the stockholders of ETS of the Asset Sale Agreement, as well as compliance with regulatory requirements. The Asset Sale Agreement also includes termination provisions which may require ETS to repay certain amounts paid by Empire under this agreement and the Management Services Agreement discussed below. We intend to file proxy materials relating to the 2005 Annual Meeting of Stockholders seeking approval of the Asset Sale Agreement with the Securities and Exchange Commission on or about December 1, 2005.

Management Services Agreement

        In order to provide for the funding of operational losses of ETS’ payphone business pending stockholder approval of the Asset Sale Agreement, ETS and Empire entered into a Management Services Agreement dated as of November 1, 2005. Under the Management Services Agreement, Empire will provide to ETS management services and fund operational losses of the payphone business of ETS, subject to the oversight of the Board of Directors of ETS. In consideration for its management services and the use by ETS of Empire’s affiliates’ resources, Empire shall be entitled to receive a management fee calculated at the end of the initial term of the Management Services Agreement and at the end of any renewal term in the amount of the first $400,000 of excess revenue, after repayment of, among other amounts, all expenses of operation and any advances made by Empire to fund operational losses plus 50% of any excess revenue above $400,000. ETS shall receive the remaining 50% of excess revenue above $400,000. For use of Empire’s affiliates’ resources during the term of the Management Agreement, the affiliates shall receive a monthly resource fee of $92,000.

        The Management Services Agreement has an initial term of two years and will be automatically extended for successive periods of one year unless Empire provides notice prior to the end of any term that the agreement will terminate at the end of such term. The Management Services Agreement is also subject to other termination provisions, which includes the consummation of the Asset Sale Agreement detailed above. If the Management Services Agreement is terminated other than upon the consummation of the Asset Sale Agreement, ETS will be required to repay certain amounts paid by Empire under the Management Services Agreement.

Wind Down of Operations

        Following the consummation of the Asset Sale Agreement, it is the intention of the Board of Directors to dissolve ETS in accordance with applicable laws and to distribute any proceeds remaining after such dissolution to its stockholders.

Item 2. Plan of Operation

        ETS Payphones, Inc. owns and operates approximately 13,000 public pay telephones in 31 states concentrated primarily in the Eastern and Southern United States, as well as the District of Columbia and Puerto Rico. We are an independent owner of payphone equipment placed at locations with client site owners that include retail establishments, convenience stores, hotels, hospitals and other publicly and privately owned businesses. These locations are owned or managed by over 4,000 clients that include Fortune 100 companies as well as single store accounts and municipalities. We also provide other telecommunications products to certain clients.

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

        As we reported on the November 7 Form 8-K and in Item 1 hereto, ETS and Empire Payphones, Inc. (“Empire”) entered into an Asset Sale Agreement, dated as of November 1, 2005, and related agreements including a security agreement and a promissory note pursuant to which ETS has agreed, subject to the conditions of the Asset Sale Agreement, to sell substantially all of its assets to Empire. In addition, as discussed in the November 7 Form 8-K and in Item 1 hereto, in order to provide for the funding of operational losses of our payphone business pending stockholder consideration of the Asset Sale Agreement, we entered into a Management Services Agreement with Empire on November 1, 2005. The consummation of the Asset Sale Agreement is subject to a number of conditions including approval by the stockholders of ETS and/or such other approvals required by Delaware law, and obtaining certain regulatory approvals. We intend to file proxy materials relating to the 2005 Annual Meeting of stockholders and seeking approval of the Asset Sale Agreement with the Securities and Exchange Commission on or about December 1, 2005. As discussed in the November 7 Form 8-K and in Item 1 hereto, following the consummation of the transactions contemplated by the Asset Sale Agreement, it is the intention of the Board of Directors to dissolve ETS in accordance with applicable laws and to distribute any proceeds remaining after such dissolution to the stockholders. The foregoing description is qualified in its entirety by the description in the November 7 Form 8-K and to the exhibits therein which are incorporated herein by reference.

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

        Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 5. Other Information

        On November 10, 2005, the Company extended by amendment (the “Amendment”) the Employment Agreement (the “Employment Agreement”) of Guy A. Longobardo (“Mr. Longobardo”), the Company’s President and Chief Executive Officer. The Amendment extends the term of his Employment Agreement through December 31, 2006.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Amendment to Employment Agreement between ETS Payphones, Inc. and Guy A. Longobardo
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form 8-K of ETS Payphones, filed on November 7, 2005 (File No. 000-50712) (incorporated herein by reference)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETS PAYPHONES, INC.

Date: November 14, 2005	By:	/s/ GUY A. LONGOBARDO --------------------------------------- Guy A. Longobardo President and Chief Executive Officer

By:	/s/ MICHAEL H. MCCLELLAN --------------------------------------- Michael H. McClellan Executive Vice President, Chief Financial Officer and Treasurer