Form 10KSB
period 2005-12-31
ETS PAYPHONES INC
filed 2006-03-31
CIK 1287065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number     000-50712

ETS PAYPHONES, INC.

(Name of small business issuer in its charter)

Delaware	58-2131736
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1490 Westfork Drive, Suite G, Lithia Springs, Georgia	30122
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (770) 819-1600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name on each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value

(Title of class)

Check whether the issuer is not required to be file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act : Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. $16,509,221

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) There is no trading market for the issuer’s common equity. There is no market maker and no ascertainable sales within the last 60 days. The issuer is not able to determine the aggregate market value of its common equity.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,987,624

DOCUMENTS INCORPORATED BY REFERENCE

Report on Form 8-K, dated as of November 1, 2005, filed November 7, 2005 (File Number 000-50712)

Definitive Proxy Statement, filed January 4, 2006 (File Number 000-50712)

Transitional Small Business Disclosure Format (Check one): Yes ☒  No ☐

PART 1

ALTERNATIVE 2

ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, THE STATEMENTS UNDER “DESCRIPTION OF BUSINESS” ARE, OR MAY BE DEEMED TO BE, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS (“CAUTIONARY STATEMENTS”) INCLUDE BUT ARE NOT LIMITED TO: THE UNCERTAINTY OF REGULATION, INCLUDING REGULATION RELATED TO DIAL-AROUND COMPENSATION, OUR DEPENDENCE ON THIRD PARTY SUPPLIERS, OUR FAILURE TO ATTRACT CUSTOMERS, COMPETITIVE LOCAL EXCHANGE CARRIERS’ ACCESS TO LOCAL EXCHANGE CARRIERS’ NETWORKS, AND THE IMPACT OF TECHNOLOGICAL CHANGE ON THE PAYPHONE MARKETPLACE. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON BEHALF OF THE COMPANY ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS.

Item 1. Description of Business.

General

ETS Payphones, Inc. (“we,” “us,” “our,” or the “Company”) is a Delaware corporation that operates, services, and maintains a system of payphones. We are one of the largest independent payphone operators in the United States, and currently own and operate approximately 13,000 payphones from four branch offices handling 32 states, concentrated primarily in the Eastern and Southern United States, as well as the District of Columbia and Puerto Rico. We are an independent owner of payphone equipment placed at locations with client site owners that include retail establishments, convenience stores, hotels, hospitals and other publicly and privately owned businesses. These locations are owned or managed by over 4,000 clients that include Fortune 100 companies as well as single store accounts and municipalities. We also provide other telecommunications products to certain clients.

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

We outsource our long-distance and operator service operations to a long-distance carrier and a limited number of operator service providers. When callers do not designate a long-distance company, we route the calls to one with which we have a contract. We also receive revenue from calls made when the caller uses a “1-800” or other toll-free number to access a provider with which we have not contracted directly. This “dial-around” revenue is provided to us as a result of a Federal Communications Commission (“FCC”) order.

Our expenses consist primarily of site commissions, line service fees, payphone maintenance and equipment, and general labor costs. In most instances the site contracts entitle the site owner to a commission for each payphone installed on their properties, typically in accordance with a formula based primarily upon a percentage of the payphone’s revenue. We pay monthly line and/or usage charges to local exchange carriers and competitive local exchange carriers to provide service to our payphones.

We utilize “smart phone” technology. The majority of our payphones are equipped with microprocessors that allow us to monitor the payphones remotely by tracking the payphone’s call traffic, operational status, and coin box amount. In addition to allowing us to track when a coin box needs collecting and when a payphone needs maintenance, the smart phone technology also allows us to change rates for certain types of calls.

As of December 31, 2005, we had approximately 79 employees. Our principal executive office is located at 1490 Westfork Drive, Suite G, Lithia Springs, Georgia 30122 and our telephone number is (770) 819-1600.

Sale of the Company; Winding Down of Operations

As we reported in the Form 8-K filed November 7, 2005 (the “November 7 Form 8-K”) and the Definitive Proxy Statement, filed on January 4, 2006 (the “Definitive Proxy Statement”), the Company entered into an Asset Sale Agreement dated November 1, 2005 (the “Asset Sale Agreement”), and related agreements including a security agreement and a promissory note to sell substantially all of its operating assets to Empire Payphones, Inc. (“Empire”). In addition as reported on the November 7 Form 8-K and the Definitive Proxy Statement, the Company also entered into a Management Services Agreement effective November 1, 2005 (“Management Services Agreement”), with Empire in which Empire will provide management services and fund the operational losses of the Company pending consummation of the sale transaction. A summary description of the transactions is below. The description below is qualified in its entirety by the more detailed description in the November 7 Form 8-K and the Definitive Proxy Statement and to the exhibits therein, which are incorporated herein by reference.

Asset Sale Agreement

Pursuant to the Asset Sale Agreement, the Company has agreed to sell substantially all of its assets used in its payphone business to Empire. Under the Asset Sale Agreement, the purchase price aggregates $4.5 million and will be paid in installments, some prior to the consummation of the transaction, as follows: (i) $250,000 in cash on November 1, 2005, (ii) payment of certain commissions under assigned contracts not to exceed $2.4 million in the aggregate and (iii) $1.85 million in cash, payable in monthly installments of $132,143 commencing December 1, 2005, with any remaining balance being paid at the closing of the transaction. At November 1, 2005, the carrying value of our operating assets, consisting primarily of fixed assets and inventories, was approximately $3.5 million.

The closing of the Asset Sale Agreement is subject to a number of conditions, including approval by our stockholders of the Asset Sale Agreement, as well as compliance with regulatory requirements. The Asset Sale Agreement also includes termination provisions that may require us to repay certain amounts paid by Empire under this agreement and the Management Services Agreement discussed below.

Management Services Agreement

In order to provide for the funding of operational losses of our payphone business pending consummation of the Asset Sale Agreement, the Company and Empire entered into the Management Services Agreement. Under the Management Services Agreement, Empire will provide to the Company management services and fund operational losses of our payphone business, subject to the oversight of our Board of Directors. In consideration for its management services and the use by us of Empire’s affiliates’ resources, Empire shall be entitled to receive a management fee calculated at the end of the initial term of the Management Services Agreement and at the end of any renewal term in the amount of the first $400,000 of excess revenue, after repayment of, among other amounts, all expenses of operation and any advances made by Empire to fund operational losses plus 50% of any excess revenue above $400,000. We shall receive the remaining 50% of excess revenue above $400,000. For use of Empire’s affiliates’ resources during the term of the Management Agreement, the affiliates shall receive a monthly resource fee of $92,000.

The Management Services Agreement has an initial term of two years and will be automatically extended for successive periods of one year unless Empire provides notice prior to the end of any term that the agreement will terminate at the end of such term. The Management Services Agreement is also subject to other termination provisions, which includes the consummation of the Asset Sale Agreement detailed above. If the Management Services Agreement is terminated other than upon the consummation of the Asset Sale Agreement, we will be required to repay certain amounts paid by Empire under the Management Services Agreement.

Stockholder Approval; Winding Down of Operations

As discussed in Item 4 of Part II below, pursuant to the Annual Meeting of Stockholders held February 15, 2006, the stockholders of the Company approved, among other things, the sale of substantially all of our assets to Empire pursuant to the Asset Sale Agreement and the winding down of our operations following the sale of substantially all of our assets to

Empire. Following the consummation of the Asset Sale Agreement, it is the intention of the Board of Directors to dissolve the Company in accordance with applicable laws and to distribute any proceeds remaining after such dissolution to its stockholders. Upon consummation of the Asset Sale Agreement, the Company intends to file a certificate of dissolution with the Secretary of State of Delaware and close the stock transfer books to discontinue recording transfers of our common stock at the close of business on the date we file the certificate of dissolution with the Delaware Secretary of State (the “Final Record Date”).

After consummation of the Asset Sale Agreement our activities will be limited to collecting proceeds from assets not included in the sale, paying off creditors, performing requirements under applicable law and distributing any remaining proceeds to stockholders. As a result of contingent or unmature liabilities that may materialize or mature, dissolution and liquidation may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. In addition, claims, liabilities and expenses during the winding down of our company will continue to be incurred which will reduce the amount of assets available for distribution. Any distributions made by us shall be made solely to the stockholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of assignments by will, intestate succession or operation of law.

Previous Operations

Our predecessor company, also called ETS Payphones, Inc. but incorporated in Georgia (“Old ETS”), was owned and controlled by Charles E. Edwards. Old ETS began operations with approximately 75 payphones and initially grew through obtaining new site contracts and installing payphones. Old ETS was started during a time in which there was a rapid expansion of payphone service providers who were independent from the Regional Bell Operating Companies (“RBOCs”). Old ETS and related affiliates also owned and operated automated teller machines (“ATMs”) and coin-operated air and vacuum machines.

In late 1997 Old ETS began to aggressively pursue a business model pursuant to which they would “sell” payphones to individual investors (“Payphone Investors”) at prices up to $7,000 per phone. As part of the sales contract Old ETS agreed to immediately lease the payphone back from the Payphone Investor and manage the location, collection, and maintenance of the payphones. Old ETS was obligated to find a location for the payphone, negotiate a contract with the site owner, and install and service the payphone. Old ETS also obtained the necessary licenses, ensured compliance with regulatory requirements and obtained line service, long-distance service, and operator service for the payphones. Under these “sale-leaseback” transactions Old ETS agreed to make monthly payments to the Payphone Investor, which annually totaled about 14% of the payphone sale price, regardless of the revenue generated from the payphone. For example, Old ETS agreed to pay approximately $80 per month with respect to a phone it sold for $7,000. The agreements with the Payphone Investors generally had five year terms and obligated Old ETS to buy the payphone back at the end of the term.

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

As a private company that was owned and controlled by Mr. Edwards, Old ETS did not have audited financial statements. Because of difficulties and complications with integrating the records of the various payphone companies that were purchased by Old ETS, rapid turnover of the company’s financial officers, poor internal controls on revenue and expenditures, and the loss of records, it is not possible to know the exact financial status of Old ETS during the time period of the sale-leaseback transactions. However, it is known that by September of 2000 Old ETS (a) had over $375,000,000 of debt obligations (including obligations to the Payphone Investors), (b) had lease payment obligations to Payphone Investors on its payphones that were not supportable by revenue from the payphones, and (c) was not able to pay its obligations as they came due.

In 2000, the United States Securities and Exchange Commission (“SEC”) began to scrutinize Old ETS’ operations, alleging that the sale-leaseback transactions constituted the sale of securities by Old ETS. In addition, securities enforcement agencies from a number of states initiated proceedings against Old ETS and its affiliates to enjoin securities violations. A number of class action lawsuits were brought against Old ETS and certain of its then officers, alleging breach of contract, as well as various fraud allegations.

In early September 2000, Old ETS and its affiliates filed voluntary petitions under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware, In Re: PSA, Inc., ETS Payphones, Inc., ETS Vending, Inc., et al., jointly administered under Case No. 00-3570. The bankruptcy filings did not interrupt the payphone servicing operations, but in conjunction with the bankruptcy filing and settlement of an injunction sought by the SEC, Old ETS agreed to stop entering into new sale-leaseback payphone agreements. Mr. Edwards resigned and agreed not to be involved in the management and operations of Old ETS going forward.

On September 29, 2000, the SEC filed a lawsuit against Old ETS and Charles E. Edwards in the United States District Court for the Northern District of Georgia, alleging, among other things, that (i) the sale-leaseback transactions constituted an illegal sale of securities, (ii) the overall funding of Old ETS, in which its short term revenue from new sales was used to fund long-term sale-leaseback obligations, constituted a “Ponzi Scheme” that defrauded the Payphone Investors, and (iii) Mr. Edwards and Old ETS had violated the registration requirements and the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, including Rule 10b-5 thereunder. Old ETS stopped entering into the sale-leaseback transactions and settled its involvement in the litigation with the SEC by consenting to an injunction against any further such transactions, without admitting or denying any of the SEC’s allegations. Mr. Edwards continued to defend the SEC’s allegation against him, individually. The litigation went on appeal to the United States Supreme Court which in a unanimous decision found in favor of the SEC and against Mr. Edwards. In September of 2005, Mr. Edwards was found guilty of, among other things, wire fraud, money laundering and conspiracy to commit money laundering. Mr. Edwards was sentenced to 13 years in prison in February 2006.

In connection with the bankruptcy filings, the Company retained legal counsel and financial advisors to assist in the assessment and restructuring of the Company’s operations and bankruptcy case. A new Chief Executive Officer, Guy A. Longobardo, was hired in February of 2001. The Company’s management and advisors sorted out the financial situation and projections for the Company’s operations post-bankruptcy. Extensive negotiations with the committee of creditors appointed in the bankruptcy case took place over a number of months regarding the best alternatives for liquidating or reorganizing the Company. These discussions led to the development of a business plan that contemplated streamlined payphone operations concentrated primarily on the East and Gulf coasts.

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

•                  the sale of all ATM’s and coin-operated air and vacuum machines;

•                  reduction in operating expenses and staff reductions; and

•                  the merger of Old ETS and its nine subsidiaries into a new, reorganized corporation incorporated in Delaware.

On June 19, 2001, the Company filed a declaratory judgment action with the Payphone Investors as the class of defendants, to have the sale-leaseback agreements deemed to be investments and the payphones deemed assets of the Company. The Company’s proposal for resolving the litigation with the Payphone Investors, as included in the plan of reorganization filed in the bankruptcy case, was to issue stock in the Company to the Payphone Investors in place of their sale-leaseback agreements. The plan of reorganization and settlement of the litigation received overwhelming support from the Payphone Investors.

On November 14, 2001, the bankruptcy court issued an order confirming the plan of reorganization. With confirmation of the plan, there was a resolution of the declaratory judgment action with the Payphone Investors. The re-characterization of the sale-leaseback transactions changed approximately $375,000,000 of liabilities of the Company into assets worth about $10,000,000.

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

Litigation Trust

As part of the bankruptcy proceedings a trust was established to pursue certain claims and causes of action the Company had against the former management, Charles Edwards, the independent sales agents who may have violated securities or other laws in the solicitation of the sale-leaseback transactions, and claims for money that was wrongfully transferred from Old ETS prior to the bankruptcy filing. The trust also includes claims for the recovery of money that was paid by the Company within the ninety days prior to the bankruptcy filing. This “Litigation Trust” was established for the benefit of the Payphone Investors and the other general unsecured creditors of Old ETS. The Litigation Trust is administered by Darryl Laddin, Esq., of the law firm Arnall Golden Gregory LLP, a trustee selected by the creditors’ committee in the bankruptcy case. The Litigation Trust’s assets do not include proceeds from potential claims the Company may have arising after September 11, 2000, or claims related to breaches of contract prior to such date, the Debtors’ interest in New York Local Telephone Company, claims arising from Old ETS’ investments in Mexico, or claims related to end user common line charges that may have been wrongfully assessed by various local exchange carriers, or similar litigation.

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

The Litigation Trust obtained approximately $2,004,000 in late 2004 as a result of legal settlements with Charles Edwards, et al., working with the United States Attorney’s Office for the Northern District of Georgia. Payments to vendors and shareholders were made as of December 31, 2004 in the amount of $1,612,216, with the remainder of the settlement in the amount of $392,118 being paid out at the end of February, 2005.

Common Stock Allocation

The Company’s plan of reorganization, as confirmed by the bankruptcy court, provided for 5,000,000 shares of Company Common Stock to be distributed to the Payphone Investors. The number of shares of Common Stock received by each Payphone Investor was dependent upon the amount of each Payphone Investor’s claim relative to the total amount of all allowed Payphone Investor claims. The claim associated with each sale-leaseback agreement was calculated by adding the amount of all monthly payments remaining to be paid under the agreement as of the filing of the bankruptcy case plus the amount of the initial investment. Adjustments to this formula for calculating claim amounts were made for the situations that deviated from the usual sale-leaseback transaction, such as when payphones and agreements were provided as a bonus or commission to certain sales agents.

As of December 31, 2005, the total number of shares of our Common Stock outstanding, after giving effect to distributions to Payphone Investors and adjustments resulting from reconciliation of allowed Payphone Investor Claims, was 4,987,624. Approximately 385,347 of these shares had restrictions limiting their transferability as a result of a settlement of litigation by the Company against the holders of the shares. Pursuant to the settlement, these shareowners, among other things, were restricted from selling more than 25% of their individual aggregate ownership during any fiscal quarter until the second anniversary of the distribution of the stock (May 12, 2005) without providing the Company notice and the right of first refusal to purchase any of the restricted shares that are proposed to be sold. The right of first refusal does not apply in certain circumstances, including in the event a market exists for the shares and certain levels of trading activity are met. The Certificate of Incorporation, confirmed as part of the Plan of Reorganization, authorizes the issuance of up to 6,000,000 shares of Common Stock, including those issued to the Payphone Investors.

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

In older payphone systems all of the technology required to provide coin service was located at AT&T’s local exchanges and was supplied to each payphone via a “coin line.” The development of microprocessor-based payphones allowed these functions to be performed within the telephone rather than at the exchanges. This technology provided the capability for independent payphone providers to route calls and determine the proper rate charges. The new systems also included maintenance diagnostics, coin administration, credit card, and reporting features. Independent payphone providers could now route calls to alternate long-distance and operator services, and store and retrieve call data and billing information. The technological improvements allowed the owner to share in the non-coin long-distance revenues generated by the payphone, reduce the cost of maintenance and collection, and to monitor coin losses, among other things.

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

Prior to 1987, coin calls were the sole source of revenues for independent payphone operators because there was no mechanism for them to receive revenue from collect and dial-around calls. For most long-distance calls placed on an independent payphone the caller would have to insert a lot of coins or call collect. AT&T would collect and keep all the money for the call from the other party (except the change that the caller put in the phone). Beginning in 1987, technological and regulatory developments allowed competitive long-distance services using calling cards and other code numbers (offered by companies such as Sprint and MCI) to develop. These services, which competed with AT&T’s long-distance and operator services, offered independent payphone operators commissions for directing operator assisted or calling card calls to them. However, the payphone operators still did not receive any revenue from calls where the caller “dialed around” the default service or placed a collect call.

In 1990, Congress responded to concerns about rates that some of these alternate long-distance providers charged for interstate calls from payphones and other locations (such as hotels and hospitals) by adopting the Telephone Operator Consumer Services Improvement Act (“TOCSIA”). TOCSIA created new requirements for long-distance companies and the call aggregators (including the payphone service providers) who utilized the long-distance operator services. In addition, the act directed the FCC to consider the need to compensate independent payphone operators for all dial-around calls. In May 1992, the FCC ruled that independent payphone operators were entitled to dial-around compensation. Because of the lack of a system to track compensable calls, reimbursement was originally set at $6.00 per payphone per month.

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

•                  Rates for local coin calls would be deregulated by October 1997. Payphone service providers (“PSPs”) are not permitted to require that coins be deposited in order to use payphones for dial-around calls.

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

•                  PSPs now had the right to choose local, intraLATA, and interLATA providers (again, with the site location owner’s involvement).

The dial-around call compensation issue has developed primary importance because of the potential revenue impact for the PSPs. Many years of FCC, court, carrier, and PSP actions have culminated in the Fifth Order on Reconsideration and Order on Remand (the “Interim Order”), issued by the FCC on October 23, 2002. This order resolved the remaining issues surrounding the prior periods of compensation rates and the methodology of payment. Specifically, there were four time periods involved: (1) the “Early” period from June 1992 through November 1996; (2) the “Interim” period from November 7, 1996 to October 6, 1997; (3) the “Intermediate” period from October 7, 1997 to April 20, 1999; and (4) the “Post-intermediate” period after April 20, 1999. The FCC mandated a true-up process to reconcile over-payment and under-payment situations created by years of different reimbursement structures that were now changed as a result of this order. The true-up process included a calculation for interest due from the initial payment point to the reconciling payment, whether the carrier owed the PSP or vice versa.

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

In the first quarter of 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order. This Order set the per-call compensation rate at $0.24. This rate had undergone some adjustments that were effective for the Intermediate period. For the Post-intermediate period, the FCC established a $35.52 default rate per phone per month ($0.24 multiplied by a 148 monthly call industry average); if no per-call compensation had been paid by the carrier. Again, this rate varied by carrier, depending on their assessed share of the market.

On August 29, 2002 and September 4, 2002 respectively, the American Public Communications Council (“APCC”) and the RBOCs filed petitions with the FCC to revisit and increase the dial-around compensation rate level. Using the FCC’s existing formula and adjusted only to reflect current costs and call volumes, the APCC and RBOCs petitions supported an approximate doubling of the then current $0.24 rate. In response to the petitions, on September 30, 2002 the FCC placed the petitions out for comment and reply comment by interested parties, seeking input on how the FCC should proceed to address issues raised by the filings. On October 28, 2003 the FCC adopted an Order and Notice of Proposed Rulemaking (the “October 2003 Rulemaking”) to determine whether a change to the dial-around rate is warranted, and if so, to determine the amount of the revised rate. In the October 2003 Rulemaking, the FCC tentatively concluded that the methodology adopted in the Third Report and Order is the appropriate methodology to use in reevaluating the default dial-around compensation rate and requested comments on, among other things, the cost studies presented in the petitions. In August 2004, the FCC issued an order revising the default compensation rate to $0.494 per call. The rate became effective on September 27, 2004.

Another critical industry issue involves the ability of the competitive local exchange carriers to retain access to unbundled network elements (“UNE”) originally mandated by the FCC. This open access to the local exchange carriers network elements created a competitive pricing environment that benefited the PSPs. Network elements were defined as “a facility or equipment used in the provision of a telecommunications service” that includes “...features, functions, and capabilities that are provided by means of such facility or equipment, including subscriber numbers, databases, signaling systems, and information sufficient for billing and collection or used in the transmission, routing, or other provisions of a telecommunications service.”

In the 2003 Triennial Review Order, the FCC revisited the UNE issue and determined that the local exchange carriers must continue to allow competitive local exchange carriers to purchase those elements necessary to offer local service to PSPs as an alternative to the local exchange carriers’ local service. On March 2, 2004, the United States Court of Appeals overturned parts of the Triennial Review Order, among them, the unbundling rules that affect the PSPs’ access to local line service.

The FCC ultimately responded to the court’s decision with a December 2004 order that became effective March 11, 2005. The order significantly reduced the incumbent local exchange carrier’s obligation to make network elements available to other carriers and providers such that after a twelve month transition period, incumbent local exchange carriers will have no obligation to provide competitive local exchange carriers with unbundled access to mass market switching. The order provides for increased pricing for such access during the transition period. While the eventual outcome is uncertain, the effect of the order may increase costs to PSPs.

Regulatory actions and market factors, often outside the Company’s control, could significantly affect the Company’s dial-around compensation revenues and line access charges. These factors include (i) the possibility of administrative proceedings or litigation seeking to modify the dial-around compensation rate, (ii) ongoing technical or other difficulties in the responsible carriers’ ability and willingness to properly track or pay for dial-around calls actually delivered to them, and (iii) the possibility of administrative proceedings or litigation that may change UNE access by competitive local exchange carriers and therefore affect the cost of local line service to the PSPs.

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

Site Contracts

The term of a location agreement with a site owner generally ranges from three to ten years and usually provides for an automatic renewal of the term of the contract unless it is canceled by the location owner pursuant to the terms of the agreement. We can generally terminate a location agreement on 30 days’ prior notice to the location owner if the payphone does not generate sufficient total revenues for two consecutive months. The duration of the contract and the commission arrangement depends on the location, number of payphones and revenue potential of the account. Depending upon the revenues generated by the payphones, we may pay the location owner a commission (typically in accordance with a formula based upon a percentage of the payphone’s revenue), or we may receive a payment from the location owner for providing a payphone to the location.

As of December 31, 2005, we owned and operated approximately 13,000 payphones.

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

In accordance with the Telecommunications Act, we also receive additional non-coin revenue from carriers for “dial-around” calls made from our payphones. A dial-around call is made by dialing an access code for the purpose of reaching a long-distance carrier other than the one designated by the payphone operator or using a traditional “toll free” number, generally by dialing a 1-800, 888, 877, 866, or 855 number, or a seven-digit “101XXXX” code.

Payphone Base

As of December 31, 2005, the Company had approximately 13,000 payphones in operation in 32 states, Puerto Rico, and the District of Columbia, compared with approximately 16,000 in operation as of December 31, 2004, 17,000 in operation at December 31, 2003, and 19,000 in operation at December 31, 2002. As of December 31, 2005, the states in which we have the greatest numbers of telephones installed were Texas, North Carolina, and Georgia.

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

•                  respond quickly to equipment malfunctions and to minimize “downtime” on our payphones by identifying service problems as quickly as possible; and

•                  accurately track call traffic and make more timely and accurate commission payments to location owners.

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

Telephone Equipment

We assemble payphones from components manufactured by outside suppliers. In addition, we rely on outside suppliers for local line access, billing and collection services, long-distance, and operator services. We believe that multiple suppliers are available to meet all of the Company’s product and service needs at competitive prices and rates, and expect the availability of such products and services to continue in the future.

Our payphones comply with all material regulatory requirements regarding the performance and quality of payphone equipment and have all of the operating characteristics required by the applicable regulatory authorities, including free access to local emergency (“911”) telephone numbers, dial-around access to all available carriers, and automatic coin return capability for incomplete calls. As of December 31, 2005, we employed approximately 47 field service technicians, who collect coin boxes and clean and maintain a route of payphones. The technicians also respond to trouble calls made by location owners, by users of payphones or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new payphones. Due to our polling and electronic tracking and trouble reporting systems and the ability of our field service technicians to perform on-site service and maintenance functions, we are able to limit the frequency of trips to the payphones as well as the number of employees needed to service the payphones.

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

Long-distance and Operator Services

We outsource our long-distance calls to a long-distance carrier and our operator service operations to a limited number of operator service providers. The revenue we receive from operator service providers is based on the volume of calls carried and the amount of revenues generated by the calls. We also receive revenues from long-distance carriers for calls made from our public payphones, including dial-around calls when the caller dials a code to obtain access to an operator service provider or a long-distance company other than one designated by us.

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

Customers, Sales, and Marketing

We contract directly with businesses and also with intermediaries for location agreements. As of December 31, 2005, corporate payphone accounts of 100 or more payphones represented approximately forty percent of our installed payphone base. One customer accounted for more than fifteen percent of the Company’s payphone operations revenues in 2005.

Employees

As of December 31, 2005, the Company had 79 full-time employees, none of whom are subject to a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Environmental Compliance

The Company has not experienced any and does not anticipate any material effects, during the current fiscal year, on the Company’s capital expenditures, earnings, and competitive position from compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment.

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

Business Strategy

As we reported in the November 7 Form 8-K and the Definitive Proxy Statement, the Company and Empire entered into the Asset Sale Agreement and related agreements including a security agreement and a promissory note pursuant to which we have agreed, subject to the conditions of the Asset Sale Agreement, to sell substantially all of our assets to Empire. In addition, as discussed in the November 7 Form 8-K and the Definitive Proxy Statement, in order to provide for the funding of operational losses of our payphone business pending consummation of the Asset Sale Agreement, we entered into the Management Services Agreement with Empire. The consummation of the Asset Sale Agreement is subject to a number of conditions including approval by our stockholders and/or such other approvals required by Delaware law, and obtaining certain regulatory approvals. At the Annual Meeting of Stockholders held February 15, 2006, the stockholders, among other things, approved the Asset Sale Agreement and subsequent dissolution of the Company upon consummation of the Asset Sale Agreement. As discussed in the November 7 Form 8-K and the Definitive Proxy Statement, following the consummation of the transactions contemplated by the Asset Sale Agreement, it is the intention of the Board of Directors to dissolve the Company in accordance with applicable laws and to distribute any proceeds remaining after such dissolution to the stockholders. Upon consummation of the Asset Sale Agreement, the Company intends to file a certificate of dissolution with the Secretary of State of Delaware and close the stock transfer books to discontinue recording transfers of our common stock at the close of business on the date we file the certificate of dissolution with the Secretary of State of Delaware. After consummation of the Asset Sale Agreement our activities will be limited to collecting proceeds from assets not included in the sale, paying off creditors, performing requirements under applicable law and distributing any remaining proceeds to stockholders of record. Any distributions made by us shall be made solely to the stockholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of assignments by will, intestate succession or operation of law.

The foregoing description is qualified in its entirety by the description in the November 7 Form 8-K and the Definitive Proxy Statement and to the exhibits therein which are incorporated herein by reference.

Prior to entering into the Asset Sale Agreement and Management Services Agreement in November 2005, we continued our efforts to rationalize our overall cost structure, increase route density, improve service quality, monitor and remove underperforming payphones, and add profitable payphones to our base.

Cost structure

The Company continued the cost-reduction efforts made during the reorganization process. Components of these efforts included:

Line cost reductions—The Company reduced its overall line cost by consolidating where possible its local line access providers, utilizing a limited number of incumbent and competitive local exchange carriers.

Overhead Elimination—The Company reviewed its support structure in order to streamline the functions that are provided. This resulted in the elimination of job functions in its corporate headquarters, as well as the elimination of administrative functions in branch offices. Additionally, the Company completed the consolidation of its warehouse and repair operations which are now at its headquarters.

Monitoring and Removal of Unprofitable Payphones—The Company monitored the profitability of its payphones and payphone accounts. The Company removed payphones that did not meet certain profitability thresholds.

Service Quality

Carrier Consolidation—In addition to the efforts with respect to local line access described above, the Company consolidated its other coin and non-coin services with a limited number of carriers. This has enabled the Company to benefit from the volume of its call traffic and obtain favorable rates and service from providers.

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

Route Density

New Payphone Installations—The Company has sought to add profitable locations to its installed payphone base. Among the factors it considered in deciding to place phones is whether the geographic location allows us to utilize our existing field infrastructure. This permits the Company to have more efficient service and collection routes, increasing the number of payphones that can be serviced by a technician and permitting faster response time to service problems.

Outsourcing of Service and Collection—In certain areas where the Company does not have sufficient route density to permit the establishment of efficient service and collection routes, the Company sought to reduce costs by outsourcing such services to other providers, either by paying for such services on a per phone basis or by entering into reciprocal arrangements with other providers. We have also been able to reduce the reliance on independent contractors in areas where we have added payphones to make the establishment of service and collection routes by our own employees more cost effective.

Factors to Consider

The following characteristics of our operations or industry may have a material impact upon our future financial performance.

1. Dissolution; Winding Down and Liquidation.

Pursuant to the Annual Meeting of Stockholders held February 15, 2006, the stockholders of the Company approved, among other things, the sale of substantially all of our assets to Empire pursuant to the Asset Sale Agreement and the winding down of our operations following the sale of substantially all of our assets to Empire. After consummation of the Asset Sale Agreement our activities will be limited to collecting proceeds from assets not included in the sale, paying off creditors, performing requirements under applicable law and distributing any remaining proceeds to stockholders of record. As a result of contingent or unmature liabilities that may materialize or mature, dissolution and liquidation may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. In addition, claims, liabilities and expenses during the winding down of our company will continue to be incurred which will reduce the amount of assets available for distribution. We will close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the certificate of dissolution with the Delaware Secretary of State which is anticipated to be filed promptly following the consummation of the Asset Sale Agreement. Any distributions made by us shall be made solely to the stockholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of assignments by will, intestate succession or operation of law. We cannot assure the stockholders of the amount, if any, or timing of any distribution to our stockholders as a result of the dissolution.

2. Possible discontinuance of operations

If we are unable to consummate the sale transaction to Empire pursuant to the Asset Sale Agreement we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have sustained losses since our bankruptcy reorganization in December 2002. Based on continued erosion of revenue and despite management’s reduction of operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern.

3. Regulatory Issues

The enactment of the Telecommunications Act significantly altered the regulatory landscape in which payphone companies operate. Although we believe that the Telecommunications Act, as implemented by the FCC, addressed certain historical inequities in the payphone marketplace, uncertainties relating to the impact and timing of the implementation of the new regulatory framework still exist. The uncertainty with the greatest potential financial impact relates to revenue from access code calls and toll-free dialed calls, also referred to as dial-around compensation. Dial-around compensation accounts for a material percentage of our revenues. Additionally, the March 2004 Court of Appeals decision to vacate the FCC Unbundled Network Element rules will have an unknown effect on local line access pricing, but is expected to increase prices to payphone service providers.

4. Limited Financial Resources

Our future performance and liquidity will depend on a number of factors, including industry performance, general business and economic conditions, the absence of contingencies, and other matters, many of which are beyond our control. We have limited financial resources, and it may be the case that we will not have the funds to make capital improvements arising in the ordinary course of business.

5. Dependence Upon Third-Party Providers

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

6. Competition

We compete with other telecommunications providers, including providers of wireless services, other payphone providers and long-distance carriers. Many of these competitors have substantially greater financial, marketing, and other resources than the Company.

7. Technological Change and New Services

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

8. Impact of Seasonality

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

9. No established market for the Common Stock.

Our Common Stock is not listed on any stock exchange. Our Common Stock was issued to approximately 12,500 individuals and entities that entered into agreements with Old ETS to purchase payphones. Ownership interests are tracked by the transfer agent, American Stock Transfer and Trust Company (“AST&T”), and transfers of ownership may be documented through AST&T. The Common Stock is not traded on any recognized stock exchange, stock market or bulletin board system and there are no market makers for the Common Stock. There can be no assurance that an active or liquid trading market for our shares of Common Stock will develop or be maintained. The number of shares of Common Stock distributed to each Payphone Investor was determined by formula confirmed by the bankruptcy court and that formula may not be indicative of the market price for the Common Stock following registration.

Item 2. Description of Property.

We lease space in the following locations:

LOCATION	GENERAL CHARACTERISTICS
1490 Westfork Drive, Suite G Lithia Springs, GA 30122	Corporate Office and Branch Office

309 Technical Ct. Garner NC 27529	Branch Office

715A S. Main Street Dobson, NC 27017	Branch Office (vacated January 31, 2006)

927 Crosstimbers Houston, TX 77022	Branch Office

1343 Columbia Drive, Suite 405 Richardson, TX 75081	Branch Office (currently subleased to another company)

25 Simon Madera, Parcelas Falu, San Juan, PR 00924	Branch Office

We believe that suitable additional or alternative space will be available on commercially reasonable terms as needed, but that existing facilities will be sufficient for operational purposes through the end of the leases.

Item 3. Directors and Executive Officers and Significant Employees.

The following sets forth information concerning our executive management and directors, including each person’s name, age as of December 31, 2005, and principal occupation or employment during the past five years.

Name	Age	Position
Guy A. Longobardo	44	President, Chief Executive Officer and Chairman of the Board(1)(2)
Michael H. McClellan	54	Executive Vice President, Chief Financial Officer and Treasurer(1)(2)
David C. Jones	62	Vice President of Human Resources and Investor Relations and Secretary(1)
Jeffrey E. Fennell	43	Senior Vice President and Chief Operating Officer(1)
Michael H. Buck	71	Director(2)
S. Gregory Hays	48	Director(2)
Michael M. Scott	68	Director(2)

(1)           Executive Officer

(2)           Director

Mr. Longobardo has been the President, Chief Executive Officer and Chairman of the Board of Directors since he joined the Company in February 2001. Mr. Longobardo was re-elected as a Class III director to the Board for a term ending on December 31, 2008, at the Annual Meeting of Stockholders held February 15, 2006. Prior to that time he served as General Counsel, Vice President of Corporate Development and Corporate Secretary of AMNEX, Inc. since March 1998 and assumed the duties of Chief Executive Officer of AMNEX, Inc. and its subsidiaries after AMNEX had filed for bankruptcy in May of 1997. From February 1995 until joining AMNEX, Mr. Longobardo was employed by HSBC Securities, Inc., the U.S. securities subsidiary of HSBC Holdings plc, where he most recently served as a Managing Director and Head of Corporate Finance in its Investment Banking Division. From 1985 through February 1994, he was an attorney in the Corporate Department of the law firm of Milbank, Tweed, Hadley & McCloy. Mr. Longobardo holds a BA degree in Economics from Williams College and a JD from Columbia University School of Law. Mr. Longobardo serves as a director on the board of the American Public Communications Council.

Mr. McClellan is the Executive Vice President, Chief Financial Officer and Treasurer of the Company. Mr. McClellan has also served on our Board since July 2003. Mr. McClellan was re-elected a Class III director to the Board for a term ending on December 31, 2008 at the Annual Meeting of Stockholders held February 15, 2006. Mr. McClellan earned his Bachelor of Science Degree from Stanford University in Palo Alto, California. He later earned his MBA degree in Finance and Accounting from Rollins College in Winter Park, Florida. Prior to joining us in December 2000, Mr. McClellan served as Vice President-Finance for UPS Truck Leasing. He joined UPS Truck Leasing in 1987 and held various positions in the Finance Department. At UPS, Mr. McClellan was responsible for creating the financial modeling and forecasting, cost reduction requirements and programs improving returns on invested capital. Mr. McClellan serves as an alternate director on the board of the American Public Communications Council.

Mr. Jones is the Company’s Vice President of Human Resources and Investor Relations. He also serves as Corporate Secretary. He joined the Company in September 1999. Mr. Jones earned his Bachelor of Arts Degree in English from the University of Richmond, Richmond, Virginia. From 1997 to 1999, Mr. Jones was Vice President of Human Resources for One Source, a commercial cleaning and landscaping company with annual sales in excess of $826 million and 38,000 employees. Mr. Jones managed a staff of ten Human Resources professionals in developing policies and procedures, overseeing safety performance, designing benefit programs, and developing compensation structure. Mr. Jones previously held Senior Human Resources positions with Scientific Games, Inc. in Atlanta, Georgia, and Avondale Mills in Sylacauga, Alabama.

Mr. Fennell is the Company’s Senior Vice President and Chief Operating Officer. Mr. Fennell joined the Company in April 2003. Mr. Fennell earned a degree from the Community College of the Air Force, majoring in Electronics Engineering Technology. Effective as of March 31, 2006, Mr. Fennell resigned as the Company’s Senior Vice President and Chief Operating Officer. Prior to joining us, from 2000 to 2002, Mr. Fennell was Vice President of North American Operations at Vital Network Services, a provider of voice and data networks to corporations. At Vital Network Services, he managed over one hundred employees including Area Operations Managers, Project Managers, and Telecommunication Technicians.

Mr. Michael H. Buck was appointed a Board Member in November 2002 as a Class I Director. Mr. Buck was re-elected as a Class I director to the Board for a term ending on December 31, 2006, at the Annual Meeting of Stockholders held February 15, 2006. Mr. Buck was President of Buckland Group Inc, a Sears Authorized Dealer from November 2001 until December 2003. Mr. Buck was also owner of Communications Opportunities from 1998 until 2000. Mr. Buck also served as a member of the creditors committee during the Old ETS bankruptcy. Mr. Buck earned his BA Degree from Dartmouth College. Mr. Buck also was a Registered Representative for a New York Stock Exchange member firm from 1968 until 1997. Mr. Buck acted as an agent selling payphone leases for Old ETS.

Mr. S. Gregory Hays was appointed a Board Member in July 2003 as a Class II Director. Mr. Hays was re-elected as a Class II director to the Board for a term ending on December 31, 2007, at the Annual Meeting of Stockholders held February 15, 2006. Mr. Hays resigned from the Board of Directors effective as of March 30, 2006. Mr. Hays has been Managing Director of Hays Financial Consulting in Atlanta, Georgia since July 1, 2001. Previously Mr. Hays was Executive Vice President for William G. Hays & Associates, Inc. from January 1, 1990 until June 30, 2001. Mr. Hays earned his BBA degree from Stetson University, and his Masters Degree in Finance from Georgia State University. In 2003 Mr. Hays received his professional designation as a Certified Insolvency & Restructuring Advisor.

Mr. Michael M. Scott was appointed a Board Member in November 2002 as a Class II Director. Mr. Scott was re-elected as a Class II director to the Board for a term ending on December 31, 2007, at the Annual Meeting of Stockholders held February 15, 2006. Mr. Scott resigned from the Board of Directors effective as of March 30, 2006. Mr. Scott has been self-employed as the owner of Sentinel Investment and Insurance Services since October 1, 1992, selling insurance, tax services, and until December 2001, securities. Mr. Scott earned his B.S and Masters of Science degrees from Cambridge University in England. He also received his Chartered Financial Consultancy designation from American College in Pennsylvania. Mr. Scott acted as an agent selling payphone leases for Old ETS.

Item 4. Remuneration of Directors and Officers.

The following table sets forth the aggregate annual remuneration of each of the three highest paid persons who are officers or directors and the aggregate annual remuneration of the officers and directors as a group during the issuer’s last fiscal year.

Name of Individual or Identity of Group	Capacities in Which Remuneration Was Received	Aggregate Remuneration
Guy A. Longobardo	President and Chief Executive Officer	$271,061
Michael H. McClellan	Executive Vice President and Chief Financial Officer	$176,022
Jeffrey E. Fennell	Senior Vice-President and Chief Operating Officer	$143,451
Officers and Directors as a Group(1)		$846,684

(1)           The Officers and Directors Group consists of 5 officers and 3 directors. One of the officers, Jim Liembach, resigned in August 2005.

Directors Compensation

Non-executive officer members of the Board receive $20,000 annually for service on the Board of Directors or any committee thereof. In addition, Directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings.

Employment Agreements

The Company has entered into employment agreements with Guy A. Longobardo, Michael H. McClellan and Jeffrey E. Fennell. The Employment Agreement of Mr. Longobardo (the “Longobardo Employment Agreement”) was amended on November 11, 2005 to extend its term to December 31, 2006. The employment agreement of Mr. McClellan (as amended, the “McClellan Employment Agreement”), pursuant to which he is paid a base salary of $165,000, expires on December 5, 2006. The employment agreement of Mr. Fennell (the “Fennell Employment Agreement”) expires on January 28, 2009 and provides for a base salary of $134,500 per year. The Longobardo Employment Agreement, as amended, the McClellan Employment Agreement and the Fennell Employment Agreement provide for severance payments equal to six months base salary, twelve months base salary and twelve months base salary, respectively, as well as the continuation of certain medical insurance benefits, if the employment of the individual is terminated without cause or upon certain other events including changes in control (in each case as defined in the respective agreements).

As described below in “Part II, Other Information”, effective as of March 29, 2006, the employment agreements of Messrs. Longobardo and McClellan were amended to, among other things, amend the annual base salary and change the severance payment provisions of the agreements to ensure that Messrs. Longobardo and McClellan continue to serve the Company in order to help effectuate the closing of the Asset Sale Agreement and the dissolution and winding down of the Company rather than leave immediately upon payment of the severance payments, that would have been paid to Messrs. Longobardo and McClellan pursuant to the terms of the employment agreements prior to the amendments in connection with the sale transaction with Empire and the dissolution of the Company.

In addition, as described below in “Part II, Other Information”, the Company and Jeffrey E. Fennell entered into an amendment to Mr. Fennell’s January 28, 2005 employment agreement, effective as of April 1,2006, pursuant to which Mr. Fennell will receive monthly payments of $1,560.73 (less applicable state and federal individual taxes as well as any taxes required to be paid by the Company in respect of such payment) for a period of one year from the termination of Mr. Fennell’s employment instead of continuing to receive health insurance coverage for himself and his dependents for a year following termination. In addition, Mr. Fennell agreed to waive election of continuation of coverage for Mr. Fennell and his dependents under COBRA under the Company’s medical insurance plan following termination of his employment.

Item 5. Security Ownership of Management and Certain Security Holders.

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of March 1, 2006 for (a) each of the three highest paid persons who are officers or directors, (b) all directors and current executive officers of the Company as a group. The Company does not have any ten percent (10%) shareholders. Except as otherwise noted, the Company believes that the persons or entities in this table have sole voting and investing power with respect to all the shares of Common Stock owned by them. Any information appearing below concerning persons other than officers and directors of the Company is to the Company’s best knowledge based on information obtained from the Company’s transfer agent.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Owner	Amount owned	Percent of Class
Common	Guy A. Longobardo(1) 1490 Westfork Drive Suite G Lithia Springs, GA 30122	0	*

Common	Michael H. McClellan(1) 1490 Westfork Drive Suite G Lithia Springs, GA 30122	0	*

Common	Jeffrey E. Fennell(1) 1490 Westfork Drive Suite G Lithia Springs, GA 30122	0	*

Common	Officers and Directors as a Group(2)	5760	*

*              Less than 1%

(1)           Executive Officer

(2)           The Officers and Directors Group consists of 5 officers and 3 directors. One of the officers, Jim Liembach, resigned in August 2005.

Item 6. Interest of Management in Certain Transactions.

None.

PART II

Item 1. Market Price of and Dividends on the Registrant’s Common Equity and Other Stockholder Matters.

There is no public trading market for the Common Stock of the Company. As of December 31, 2005, there were approximately 12,500 holders of record of our Common Stock.

To date, the Company has not paid any dividends on the Common Stock, and the Board of Directors of the Company does not currently intend to declare cash dividends on the Common Stock. Any future cash dividends would depend on future earnings, capital requirements and the Company’s financial condition, Delaware law and other factors deemed relevant by the Board of Directors.

Item 2. Legal Proceedings.

On September 11 and September 21, 2000, Old ETS and certain of its affiliates filed for protection from creditors under chapter 11 of Title 11 of the U.S. Code. See “Part I. Item 1. Description of Business—Previous Operations.”

Pursuant to the bankruptcy court’s order confirming the plan of reorganization and other bankruptcy court orders, any and all claims and causes of action against the Company arising prior to the effective date of the plan of reorganization, December 5, 2002, were discharged and forever barred from being asserted against the Company, regardless of whether a proof of claim therefore was filed. In accordance with sections 524 and 1141 of the Bankruptcy Code, the discharge provided for in the plan and confirmation order act as an injunction against the commencement or continuation of any action to collect, offset or recover any claims discharged in the bankruptcy. While occasionally the Company receives claims or demands by creditors attempting to assert discharged claims, as a result of the bankruptcy case and confirmation and other orders, the claims are barred from being prosecuted against the Company. On March 29, 2006 a final decree was entered closing the bankruptcy cases.

Item 3. Changes in and Disagreements with Accountants.

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted on at the Annual Meeting of Stockholders held on February 15, 2006 (the “Annual Meeting”), each as described in more detail in the Definitive Proxy Statement which is incorporated herein by reference:  (i)  the sale of substantially all of our assets to Empire pursuant to the Asset Sale Agreement, (ii) the dissolution and the winding down of our operations following the sale of substantially all of our assets to Empire, (iii) amending our Certificate of Incorporation to change our corporate name to “Payphone Wind Down Corporation” effective upon the consummation of the transactions contemplated by the Asset Sale Agreement because Empire is purchasing the name “ETS Payphones” as a part of the transaction and (iv) to extend the term of office of Michael H. Buck as a Class I director until the date of the annual meeting following December 31, 2006, to extend the term of office of Michael M. Scott and S. Gregory Hays as Class II directors until the date of the annual meeting following December 31, 2007 and to extend the term of office of Guy A. Longobardo and Michael H. McClellan as Class III directors until the date of the annual meeting following December 31, 2008.

At the Annual Meeting, the holders of a total of 3,701,114 shares of the Company’s Common Stock, representing 74.21% of the total shares issued and outstanding and entitled to vote, were present in person or by proxy at the meeting, constituting a quorum.

The number of votes cast for, against, abstaining or withheld for each matter are set forth below.

Sale of Substantially all of our Assets to Empire

At the Annual Meeting, the votes cast for and against and those abstaining from voting with respect to the proposal to approve the sale of substantially all of the Company’s assets to Empire are as follows:

FOR	AGAINST	ABSTAIN

3,391,810	245,545	63,759

Dissolution and Winding Down of the Company’s Operations

At the Annual Meeting, the votes cast for and against, and those abstaining from voting with respect to the proposal to approve the Company’s dissolution and winding down of its operations are as follows:

FOR	AGAINST	ABSTAIN

3,370,888	259,339	70,887

Amendment to the Certificate of Incorporation

At the Annual Meeting, the votes cast for and against, and those abstaining from voting with respect to the proposal to amend the Company’s Certificate of Incorporation to change the Company’s corporate name to “Payphone Wind Down Corporation” are as follows:

FOR	AGAINST	ABSTAIN

3,297,459	289,413	114,242

Election of Directors

At the Annual Meeting, the following persons received the votes cast for and withheld with respect to the Election of Directors:

	FOR	WITHHELD

Michael H. Buck	3,385,600	315,514

S. Gregory Hays	3,386,304	314,810

Michael M. Scott	3,371,264	329,850

Guy A. Longobardo	3,368,485	332,629

Michael H. McClellan	3,379,832	321,282

Item 5. Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires that officers and directors of the Company, as well as those persons who beneficially own more than 10% of the outstanding common stock of the Company, file reports of security ownership and changes in such ownership on Forms 3, 4 and 5 (and amendments thereto) with the Securities and Exchange Commission within specified time periods. Based solely on a review of copies of such reports furnished to the Company, the Company believes that during the year ended December 31, 2005, such filing requirements were complied with by its officers, directors and applicable shareholders.

Other Information

Amendments to Employment Agreements for Messrs. Longobardo and McClellan and Change of Control Agreement for Mr. Jones

Effective as of March 29, 2006, the Company entered into amendments to the employment agreements of Guy Alfred Longobardo and Michael H. McClellan and into an amendment to the change in control agreement of David C. Jones, pursuant to which, among other things, the annual base salary and the severance payments due upon the occurrence of a change of control in the Company contained in each of the agreements were amended to ensure that Messrs. Longobardo, McClellan and Jones would continue to serve the Company in order to help effectuate the closing of the Asset Sale Agreement and, to the extent necessary, the dissolution and winding down of the Company. Among other things, the amendments changed the severance payments payable upon change of control of the Company under the employment agreements and change of control agreement, to incentive payments payable upon the earlier of May 16, 2006 or 60 days following the closing of the Asset Sale Agreement. In addition, the amendments provide that the annual base salary for each of Messrs. Longobardo, McClellan and Jones will be reduced to one-half of the annual base salary in effect immediately prior to the date of the payment of the incentive payments, effective upon the date of the payment of such incentive payments.

Pursuant to the amendment to Mr. Longobardo’s employment agreement, the severance payment previously due to Mr. Longobardo under his employment agreement was changed to an incentive payment of $180,000 and, effective on the date of the payment of the incentive payment, his annual base salary will be reduced from $240,000 to $120,000. Pursuant to the amendment to Mr. McClellan’s employment agreement, the severance payment previously due to Mr. McClellan under his employment agreement was changed to an incentive payment of $165,000 and, effective on the date of the payment of the incentive payment, his annual base salary will be reduced from $165,000 to $82,500. Pursuant to the amendment to Mr. Jones’ change of control agreement, the severance payment previously due to Mr. Jones under his change of control agreement was changed to an incentive payment of $60,000 and, effective on the date of the payment of the incentive payment, his annual base salary will be reduced from $120,000 to $60,000.

This brief description of the amendments set forth above is not intended to be complete and is qualified in its entirety by reference to the full text of the amendments which are annexed hereto as Exhibits 10.4.3, 10.5.2 and 10.7.1 and incorporated herein by reference.

Amendment to Employment Agreement for Mr. Fennell

The Company and Jeffrey E. Fennell entered into an amendment to Mr. Fennell’s January 28, 2005 employment agreement, effective as of April 1,2006, pursuant to which Mr. Fennell will receive monthly payments of $1,560.73 (less applicable state and federal individual taxes as well as any taxes required to be paid by the Company in respect of such payment) for a period of one year from the termination of Mr. Fennell’s employment instead of continuing to receive health insurance coverage for himself and his dependents for a year following termination. In addition, Mr. Fennell agreed to waive election of continuation of coverage for Mr. Fennell and his dependents under COBRA under the Company’s medical insurance plan following termination of his employment.

This brief description of the amendment set forth above is not intended to be complete and is qualified in its entirety by reference to the full text of the amendment which is annexed hereto as Exhibit 10.6.1 and incorporated herein by reference.

Resignations of Messrs. Scott, Hays and Fennell

Effective as of March 30, 2006, each of Michael M. Scott and S. Gregory Hays resigned as a member of the Board of Directors. Effective as of March 31, 2006, Jeffrey E. Fennell resigned as the Company’s Senior Vice President and Chief Operating Officer.

Bankruptcy Case

On March 29, 2006 a final decree was entered closing the bankruptcy cases.

PART F/S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

ETS Payphones, Inc.

We have audited the accompanying balance sheet of ETS Payphones, Inc. (the “Company”) as of December 31, 2005, and the related statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ETS Payphones, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, on February 15, 2006, the Company’s shareholders approved the sale of substantially all of the assets of the Company and approved the liquidation and dissolution of the Company following the closing of the sale. As a result, the Company has changed its basis of accounting to the liquidation basis as of February 15, 2006 on a go forward basis.

/s/ TAUBER & BALSER, P. C.
Atlanta, Georgia
February 17, 2006

ETS PAYPHONES, INC.

BALANCE SHEET

DECEMBER 31, 2005

ASSETS
CURRENT ASSETS
Cash	$1,835,616
Cash, restricted	351,770
Accounts receivable	2,271,323
Inventories	398,443
Prepaid expenses	50,131
TOTAL CURRENT ASSETS	4,907,283
FIXED ASSETS
Payphones	4,843,504
Property and Equipment	1,377,492
6,220,996
Accumulated Depreciation	(3,149,173)
3,071,823
OTHER ASSETS
Deposits	175,743
175,743
TOTAL ASSETS	$8,154,849
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Advance on sale of business	$382,143
Accounts payable	1,014,732
Accrued expenses	3,886,024
Accrued property, excise and sales taxes	142,637
401K payable	8,741
TOTAL CURRENT LIABILITIES	5,434,277
NON-CURRENT LIABILITIES
Accrued property, excise and sales taxes	157,383
SHAREHOLDERS’ EQUITY
Common Stock, par value $.0001 per share; authorized 6,000,000 shares; 4,987,624 shares issued and outstanding	499
Additional paid in capital	11,432,656
Accumulated deficit	(8,869,966)
TOTAL SHAREHOLDERS’ EQUITY	2,563,189
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,154,849

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
REVENUE
Coin Calls	$10,749,793	$14,209,407
Non-coin calls	4,990,470	5,165,194
Other payphone revenue	768,958	768,318
Total Revenue	16,509,221	20,142,919
OPERATING EXPENSES
Telephone charges	5,421,121	6,304,830
Commissions	4,463,135	5,677,718
Service, maintenance and network Costs	5,143,571	6,342,634
Depreciation and amortization	1,035,827	1,374,197
Selling, general and administrative	5,081,151	5,152,873
Impairment of goodwill, intangible assets and fixed assets	—	1,294,795
Total operating expenses	21,144,805	26,147,047
Loss from Operations	(4,635,584)	(6,004,128)
OTHER INCOME (EXPENSE)
Interest income (expense)	13,882	(2,136)
Reorganization income (expense)	411,336	(169,391)
Other income	2,547,957	1,915,616
Gain (loss) on asset sales	654,179	(2,755)
Total other income, net	3,627,354	1,741,334
NET LOSS	$(1,008,230)	$(4,262,794)
Basic and diluted net loss per common share	$(0.20)	$(0.85)
Weighted average number of common shares outstanding	4,987,624	4,986,533

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Shares	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Total
Balance at December 31, 2003	4,985,826	$499	$11,573,007	$(3,598,942)	$7,974,564
Net loss	—	—	—	(4,262,794)	(4,262,794)
Organizational costs	—	—	(140,351)	—	(140,351)
Stock Issuance	1,798	—	—	—	—
Balance at December 31, 2004	4,987,624	499	11,432,656	(7,861,736)	3,571,419
Net loss	—	—	—	(1,008.230)	(1,008.230)
Balance at December 31, 2005	4,987,624	$499	$11,432,656	$(8,869,966)	$2,563,189

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Operating Activities
Net loss	$(1,008,230)	$(4,262,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,035,827	1,136,634
Amortization expense	—	237,562
(Gain) Loss on asset sales	(654,179)	2,755
Impairment of goodwill, intangible assets and fixed assets	—	1,294,796
Decrease in restricted cash balance, net	479,629	503,794
Decrease in accounts receivable	282,544	653,181
Decrease in inventories	77,842	51,611
Decrease in prepaid expenses	20,011	45,042
Decrease in accounts payable	(181,653)	(473,973)
Decrease in tax liabilities	(818,151)	(131,900)
Increase in accrued expenses	214,592	861,935
(Increase) Decrease in deposits	(19,666)	18,268
Total Adjustments	436,796	4,199,705
Net cash (used) in operating activities	(571,434)	(63,089)
Investing Activities
Purchase of fixed assets	(23,221)	(63,621)
Proceeds from sale of fixed assets	503,129	17,315
Advance on sale of business	382,143	—
Net cash (used by) provided by investing activities	862,051	(46,306)
Financing Activities
Organizational costs	—	(140,351)
Net increase (decrease) in cash	290,617	(249,746)
Cash—Beginning of Year	1,544,999	1,794,745
Cash—End of Year	$1,835,616	$1,544,999
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,128	$2,473

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

ETS Payphones, Inc. (“ETS” or the “Company”) is a Delaware corporation that operates, services, and maintains a system of payphones. ETS is one of the largest independent payphone operators in the United States, currently managing approximately 13,000 payphones from four branch offices handling 32 states, Washington D.C., and Puerto Rico. ETS employed 79 people at December 31, 2005.

On September 11, 2000, ETS filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. ETS continued to operate as debtor-in-possession subject to the jurisdiction of the Bankruptcy Court for the District of Delaware. On November 14, 2001, the Joint Reorganization Plan was approved by the Court. On December 5, 2002, the “Reorganization Date” or “Effective Date”, all conditions necessary for the approval of the Joint Reorganization Plan had occurred and the Debtors and the Committee of Unsecured Creditors declared the Joint Reorganization Plan effective.

The Company reflected the terms of the Joint Reorganization Plan in its 2002 financial statements by adopting the fresh-start accounting provisions of SOP 90-7 (American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”).

Sale of the Company; Winding Down of Operations

As we reported in the Form 8-K filed November 7, 2005 (the “November 7 Form 8-K”) and the Definitive Proxy Statement filed on January 4, 2006 (the “Definitive Proxy Statement”), the Company entered into an Asset Sale Agreement dated November 1, 2005 (the “Asset Sale Agreement”), and related agreements including a security agreement and a promissory note to sell substantially all of its operating assets to Empire Payphones, Inc. (“Empire”). In addition as reported on the November 7 Form 8-K and the Definitive Proxy Statement, the Company also entered into a Management Services Agreement effective November 1, 2005 (“Management Services Agreement”), with Empire in which Empire will provide management services and fund the operational losses of ETS pending consummation of the sale transaction. A summary description of the transactions is below. The description below is qualified in its entirety by the more detailed description in the November 7 Form 8-K and the Definitive Proxy Statement and to the exhibits therein, which are incorporated herein by reference.

Asset Sale Agreement

Pursuant to the Asset Sale Agreement, the Company has agreed to sell substantially all of its assets used in its payphone business to Empire. Under the Asset Sale Agreement, the purchase price aggregates $4.5 million and will be paid in installments, some prior to the consummation of the transaction, as follows: (i) $250,000 in cash on November 1, 2005, (ii) payment of certain commissions under assigned contracts not to exceed $2.4 million in the aggregate and (iii) $1.85 million in cash, payable in monthly installments of $132,143 commencing December 1, 2005, with any remaining balance being paid at the closing of the transaction. At November 1, 2005, the carrying value of ETS’ operating assets, consisting primarily of fixed assets and inventories, was approximately $3.5 million.

The closing of the Asset Sale Agreement is subject to a number of conditions, including approval by the stockholders of ETS of the Asset Sale Agreement, as well as compliance with regulatory requirements. The Asset Sale Agreement also includes termination provisions that may require ETS to repay certain amounts paid by Empire under this agreement and the Management Services Agreement discussed below.

Management Services Agreement

In order to provide for the funding of operational losses of ETS’ payphone business pending consummation of the Asset Sale Agreement, ETS and Empire entered into the Management Services Agreement. Under the Management Services Agreement, Empire will provide to ETS management services and fund operational losses of the payphone business of ETS, subject to the oversight of the Board of Directors of ETS. In consideration for its management services and the use by ETS of Empire’s affiliates’ resources, Empire shall be entitled to receive a management fee calculated at the end of the initial term of the Management Services Agreement and at the end of any renewal term in the amount of the first $400,000 of excess revenue, after repayment of, among other amounts, all expenses of operation and any advances made by Empire to fund operational losses plus 50% of any excess revenue above $400,000. ETS shall receive the remaining 50% of excess revenue above $400,000. For use of Empire’s affiliates’ resources during the term of the Management Agreement, the affiliates shall receive a monthly resource fee of $92,000 ($184,000 in 2005).

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

Stockholder Approval

At the Annual Meeting of Stockholders held on February 15, 2006, the Company’s shareholders approved the sale of substantially all of the assets of the Company and approved the liquidation and dissolution of the Company following the closing of the sale. As a result, the Company has changed its basis of accounting to the liquidation basis as of February 15, 2006 on a go forward basis.

Cash and Cash Concentration

The cash balance of $1,835,616 is not restricted and is available for normal Company operations.

The restricted cash balance of $351,770 consists of funds restricted per the Joint Reorganization Plan for payment to creditors. Payments to unsecured creditors were made during 2004 through 2006. The Company also acted as Disbursing Agent for the Litigation Trust, which made payments to both unsecured creditors and ETS shareholders in 2004. The Litigation Trust disbursement was still in process as of the end of 2004, and continued into early 2005. The establishment and activities of the Litigation Trust are more fully described in the Company’s 2003 Form 10-SB filing and 2004 Form 10-KSB filing.

The Company maintains its cash balances in several financial institutions. These balances, at times, may exceed federally insured limits. At December 31, 2005, the Company exceeded the insured FDIC limit by approximately $1,643,000 at one of these financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash holdings.

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which was $2,271,323 at December 31, 2005. Uncollectible receivables are written off based on the Company’s experience with collections. The Company no longer carries an allowance for doubtful accounts.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments included in assets and liabilities approximates fair value due to their short-term nature. The fair value of the Empire receivable (see Note B) is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2005, the fair value of the Empire receivable approximated the carrying value.

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

Inventories

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis. Inventories consist of payphones held for future installations and repair parts held to repair phones on an as needed basis. Inventories are not held for resale purposes. Inventories consist of the following at December 31, 2005.

Repair parts	$325,987
Payphones	72,456
$398,443

Fixed Assets

Payphones, property and equipment are carried at cost, which at December 31, 2005 represents the fair value of the assets as determined by appraisal on the Reorganization Date, plus the cost of subsequent purchases, less an impairment adjustment in 2004. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to twelve years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.

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

Goodwill represented the portion of reorganization value of the Company at December 31, 2002, that could not be attributable to specific tangible or identified intangible assets recorded in connection with fresh-start accounting. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill was not amortized, but was reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount is greater than its fair value. The goodwill balance was deemed to be impaired and written off in 2004.

The Company also reviews long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) the Company reviewed and tested fixed assets for possible impairment as of December 31, 2005 and 2004. In accordance with the provisions of SFAS 142 and SFAS 144 it was determined that goodwill, site licenses, and fixed assets were impaired as of December 31, 2004, based on impairment tests performed by the Company. See Notes C and D.

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

Significant estimates are used in preparing these financial statements. It is at least reasonably possible that these significant estimates used will change within the next year.

Net Loss Per Common Share

Basic loss per share is computed based on net loss divided by the weighted average number of common shares outstanding during the year. There were no potential common share equivalents outstanding during 2005 and 2004; therefore the diluted loss per common share is the same as the basic loss per common share.

NOTE B—ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

Accounts receivable are composed of four types: Dial-around compensation (“DAC”), Operator Service Provider (“OSP”), Semi-public (“Semi-pub”), and Empire. DAC is payment from long distance carriers for calls made from ETS’ payphones. Dial-around services such as pre-paid calling cards, 1-800-Collect, and 1-800-CALLATT, are more frequently used at payphones than in the past. The proliferation in dial-around services is perhaps most plainly evidenced by the fact that entirely new “toll-free” prefixes were needed along with the 101XXXX access numbers that are used by the interexchange carriers (“IXCs”). DAC, which typically comprises about 20% of ETS’ revenue, is estimated based on historical values. The majority of DAC payments are issued quarterly through several main clearinghouses that specialize in processing DAC data.

OSP revenue is commission-based payment from providers of operator-assisted calls. These providers assume responsibility for tracking, rating, billing, and collecting the revenue related to these calls and remit a percentage of the gross proceeds to the Company in the form of a commission payment. OSP payments are typically made semi-monthly. Receivables for the current month are based on projected results after the first several weeks’ actual information has been obtained.

Semi-pub revenue is obtained from customers whose call volume would not support a normal ETS installation. The customer is willing to pay a monthly fee to the Company for the convenience of having a payphone on their premises (accommodation of clientele, employees, etc.).

Empire receivable is the amount outstanding for the June 30, 2005 sale of the Northeast business (New York, New Jersey, Massachusetts and Connecticut) to Empire Payphones, Inc. The balance at December 31, 2005 of $598,405 is scheduled to be paid in full by December 31, 2006.

A detail of the accounts receivable balance at December 31 is as follows:

2005
Dial around calls	$1,574,706
Empire	598,405
OSP	42,782
Other receivables	55,430
Total receivables	$2,271,323

NOTE C—FIXED ASSETS

Fixed assets are summarized as follows at December 31, 2005.

	Range of useful lives
Payphones in service	6-10 years	$4,843,504
Furniture, fixtures and equipment	5 years	152,447
Leasehold improvements	12 years	540,000
Computer equipment and software	3 years	685,045
		6,220,996
Less: Accumulated depreciation		(3,149,173)
Fixed assets, net		$3,071,823

Depreciation expense for the years ended December 31, 2005 and 2004 was $1,035,827 and $1,136,635, respectively. An impairment adjustment of $153,246 reduced payphones in service in 2004.

NOTE D—GOODWILL AND SITE LICENSES

	December 31, 2004
	Gross value	Impairment losses	Accumulated amortization	Net carrying value
Goodwill	$176,483	$(176,483)	$—	$—
Site Licenses	1,516,453	(965,067)	(551,386)	—
Total	$1,692,936	$(1,141,550)	$(551,386)	$—

During 2003, amounts estimated as prepetition liabilities (accrued commissions) were reconciled and the over accrued liability of $339,768 was adjusted by reducing goodwill. As noted previously in Note A, the goodwill balance was written off in 2004 as a result of the Company’s annual impairment testing as required by SFAS 142.

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

A Litigation Trust was created on the Effective Date for the benefit of General Unsecured Claims and Payphone Investor Claims. The Litigation Trust is administered by a trustee selected by the Creditors’ Committee. The Litigation Trust will be funded with property and proceeds of all claims and causes of action of ETS or the Creditors’ Committee existing as of the Petition Date against Charles Edwards, the former CEO of the Company, various insiders, and others as described more fully in the Joint Reorganization Plan. The trustee will make distributions as and when funds become available and at the trustee’s sole discretion. In 2004 the first distribution to Trust beneficiaries was initiated.

Income and expenses resulting from the reorganization are reported separately as reorganization income (expenses) in the Statement of Operations. For the years ended December 31, 2005 and 2004, income and (expenses) directly associated with the Chapter 11 bankruptcy proceedings were $411,336 and $(169,391), respectively. These reorganization expenses consisted mainly of professional fees for legal, advisory, and administrative services; 2005 reflects a credit due to settlement of litigation with Puerto Rico Telephone Company.

Payments of restricted cash made by the Company resulting from the plan for the year-ended December 31, 2005 are as follows:

Restricted Cash—December 31, 2004	$831,399
Interest earned	2,726
Total restricted cash	834,125

Cash Disbursements:
Pre-Petition taxes paid	75,000
Claims paid	11,557
Litigation Trust distributions	395,798
Total cash disbursements	482,355
Restricted Cash—December 31, 2005	$351,770

NOTE F—RETIREMENT PLAN

The Company had a 401k plan through December 31, 2005, that covered all employees who had attained certain service requirements as specified in the plan. The total Company contribution to the plan for the years ended December 31, 2005 and 2004 was $96,158 and $89,507, respectively. In contemplation of the consummation of the Asset Sale Agreement between the Company and Empire Payphones, Inc., the 401k plan was terminated effective as of December 31, 2005.

NOTE G—INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the years ended December 31, 2005 and 2004:

	2005	2004
Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%
Decrease in tax benefit resulting from:
Depreciation	32.8	9.0
Amortization	—	1.2
Intangible asset impairment	—	10.3
Non-deductible reorganization costs	1.4	1.3
Sale of payphone assets	14.7	—
Bankruptcy related settlements	(21.3)	—
Increase in valuation allowance	6.4	12.2
Effective income tax rate	0.0%	0.0%

Net deferred taxes consist of the following components as of December 31, 2005:

Deferred Tax assets:

Net operating loss carryforwards	$1,210,639
Less valuation allowance	(1,210,639)
$—

A valuation allowance has been recognized to offset the entire net deferred tax asset due to the uncertainty of realizing the benefit of the net deferred tax asset. The Company has available net operating loss carryforwards totaling approximately $3.56 million that expire in various periods through 2025.

The Company realized substantial cancellation of debt, or “COD,” income as a result of the implementation of the Joint Reorganization Plan. Because the Company was a debtor in a bankruptcy case at the time it realized the COD income, it is not required to include such COD income in its taxable income for federal income tax purposes. Instead, the Company will be required to reduce certain of its tax attributes by the amount of COD income so excluded. All of the Company’s net operating loss carryforwards related to activities before it emerged from bankruptcy were eliminated in 2003. Certain of its other tax attributes will be reduced or eliminated as a result of COD income being excluded pursuant to the Joint Reorganization Plan.

NOTE H—COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has entered into various operating leases for its corporate headquarters and warehouses, expiring at various dates through August 2009. Rent expense for the years ended December 31, 2005 and 2004 was $321,654 and $435,129, respectively.

Minimum future lease payments for the years ending December 31 are as follows:

2006	$310,138
2007	268,744
2008	260,763
2009	138,822
$978,467

Litigation

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, after consulting with legal counsel, it is not anticipated that the matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

NOTE I—OTHER INCOME

Other Income for the years ended December 31 is as follows:

	2005	2004
Dial Around True-Up Settlements	$554,889	$402,730
Legal settlements	1,531,440	583,999
MCI/Worldcom bankruptcy dial around settlement	276,626	807,285
Other Income, net	185,002	121,602
Total	$2,547,957	$1,915,616

These Other Income items not explained previously or otherwise self-explanatory are as follows:

Dial Around True-Up Settlements  Certain DAC true-up payments have been received and recorded as Other Income in 2005 and 2004. These payments are generally not accrued for since the amounts and time of payment are usually unknown. These payments are the results of past activity on Company payphones that was not reimbursed within the normal payment processing time. These payments usually cover a period of time over a year or more after the time the actual calls were made.

Legal Settlements  This relates to funds received in respect of DAC for phones acquired prior to bankruptcy; funds received in respect of carrier over charges paid in prior years; discharge of liability with regard to a New York regulatory authority stipulation agreement; funds received in connection with employee related fraud recovery.

MCI/Worldcom Bankruptcy Dial Around Settlement  These are payments received for dial around revenue paid as a result of the MCI bankruptcy settlement for years prior to 2003. These payments are cents on the dollar payments on the total amounts earned during the time period prior to MCI filing bankruptcy.

NOTE J—SALE OF PAYPHONE ASSETS

On June 30, 2005 the Company sold to an independent third party substantially all of its payphones located in the states of New York, New Jersey, Massachusetts, and Connecticut. This sale was made to Empire Payphones, Inc. The sale terms were such that the Company received $200,000 in cash upon contract signing by both parties and will receive future payments of $750,000 in total. The gain from this sale is calculated as follows:

Total sale price, $200,000 cash; $750,000 receivable; $145,849 liabilities assumed		$1,095,849
Less:	Imputed interest on $750,000 receivable	(29,567)
	$783,252 book value less accumulated depreciation of $351,681	(431,571)
	Parts inventory transferred to buyer	(12,798)
	Coin in phones collections not paid to ETS	(4,184)
Gain on Sale		$617,729

NOTE K – SUBSEQUENT EVENTS

Stockholder Approval; Winding Down of Operations

Pursuant to the Annual Meeting of Stockholders held February 15, 2006, the stockholders of the Company approved, among other things, the sale of substantially all of our assets to Empire pursuant to the Asset Sale Agreement and the winding down of our operations following the sale of substantially all of our assets to Empire. Following the consummation of the Asset Sale Agreement, it is the intention of the Board of Directors to dissolve the Company in accordance with applicable laws and to distribute any proceeds remaining after such dissolution to its stockholders. Upon consummation of the Asset

Sale Agreement, the Company intends to file a certificate of dissolution with the Secretary of State of Delaware and close the stock transfer books to discontinue recording transfers of our common stock at the close of business on the date we file the certificate of dissolution with the Secretary of State of Delaware.

After consummation of the Asset Sale Agreement our activities will be limited to collecting proceeds from assets not included in the sale, paying off creditors, performing requirements under applicable law and distributing any remaining proceeds to stockholders. As a result of contingent or unmature liabilities that may materialize or mature, dissolution and liquidation may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. In addition, claims, liabilities and expenses during the winding down of our company will continue to be incurred which will reduce the amount of assets available for distribution. Any distributions made by us shall be made solely to the stockholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of assignments by will, intestate succession or operation of law.

Bankrutpcy Case

On March 29, 2006 a final decree was entered closing the bankruptcy cases.

PART III

Item 1. Index to Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of ETS Payphones, Inc. dated November 8, 2002(1)
3.2	Bylaws of ETS Payphones, Inc.(1)
4.1	Settlement Agreement For Third Omnibus Claims Objection ETS Payphones, Inc. and UPO dated February 28, 2003(1)
10.1	Cocot Agreement dated September 4, 2002 between Metropolitan Telecommunications, d/b/a MetTel and ETS Payphones, Inc(1)
10.2	Cocot Agreement dated August 16, 2002 between Metropolitan Telecommunications, d/b/a MetTel and ETS Payphones, Inc.(1)
10.3	ETS Creditors’ Litigation Trust Agreement dated December 4, 2002(1)
10.4	Employment Agreement dated December 5, 2002 between ETS Payphones, Inc. and Guy A. Longobardo(1)
10.4.1	Amendment, dated as of January 28, 2005, to Employment Agreement between ETS Payphones, Inc. and Guy A. Longobardo(2)
10.4.2	Amendment, dated as of November 11, 2005, to Employment Agreement between ETS Payphones, Inc. and Guy A. Longobardo(3)
10.4.3	Amendment, dated as of March 29, 2006, to Employment Agreement between ETS Payphones, Inc. and Guy A. Longobardo
10.5	Employment Agreement, dated as of January 28, 2005, dated December 5, 2002 between ETS Payphones, Inc. and Michael H. McClellan(1)
10.5.1	Amendment, dated as of January 28, 2005, to Employment Agreement between ETS Payphones, Inc. and Michael H. McClellan(2)
10.5.2	Amendment, dated as of March 29, 2006, to Employment Agreement between ETS Payphones, Inc. and Michael H. McClellan
10.6	Employment Agreement, dated as of January 28, 2005 between ETS Payphones, Inc. and Jeffrey E. Fennell(2)
10.6.1	Amendment, effective as of April 1, 2006, to Employment Agreement between ETS Payphones, Inc. and Jeffrey E. Fennell
10.7	Form Change in Control Agreement(2)
10.7.1	Amendment, dated as of March 29, 2006, to the January 28, 2005 Change of Control Agreement between ETS Payphones, Inc. and David C. Jones
10.8	Asset Sale Agreement, dated as of November 1, 2005, between ETS Payphones, Inc. and Empire Payphones, Inc.(3)
10.9	Management Services Agreement, dated as of November 1, 2005, between ETS Payphones, Inc. and Empire Payphones, Inc.(3)
10.10	Security Agreement, dated as of November 1, 2005, between ETS Payphones, Inc. and Empire Payphones, Inc.(3)
10.11	Note, dated as of November 1, 2005, between ETS Payphones, Inc.(3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)           Incorporated by reference from the Company’s Registration Statement on Form 10-SB (File No. 000-50712)

(2)           Incorporated by reference from the Company’s Report on Form 8-K dated February 2, 2005 (File No. 000-50712)

(3)           Incorporated by reference from the Company’s Report on Form 10-QSB for the quarterly period ended September 30, 2005, filed on November 14, 2005 (File No. 000-50712)

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ETS PAYPHONES, INC.
(Registrant)

Date: March 31, 2006	By:	/s/ GUY A. LONGOBARDO
Guy A. Longobardo, Director, President and Chief
Executive Officer

Date: March 31, 2006	By:	/s/ MICHAEL H. MCCLELLAN
Michael H. McClellan, Director, Executive Vice
President and Chief Financial Officer