Form 10QSB
period 2006-03-31
ETS PAYPHONES INC
filed 2006-05-15
CIK 1287065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Transitional Small Business Disclosure Format. Yes  ☒    No  ☐

As of March 31, 2006, there were outstanding 4,987,624 shares of the Issuer’s common stock $.0001 par value.

ETS PAYPHONES, INC.

INDEX TO FORM 10-QSB

MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ETS PAYPHONES, INC.

STATEMENT OF NET ASSETS IN LIQUIDATION

MARCH 31, 2006

(Unaudited)

ASSETS
Cash	$2,055,327
Cash, restricted	77,022
Accounts receivable	2,043,478
Inventories	402,440
Prepaid expenses	109,969
Payphones, property and equipment	3,952,305
Deposits	163,512
Total assets	8,804,053

LIABILITIES
Advance on sale of business	514,286
Estimated costs to be incurred during liquidation	1,929,391
Accounts payable	1,546,783
Accrued expenses	4,328,794
Accrued property, excise and sales taxes	123,383
Total liabilities	8,442,637

Net assets in liquidation	$361,416

This statement has been prepared on the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

PRE-LIQUIDATION OPERATIONS
Revenues
Coin calls	$1,898,977
Non-coin calls	1,039,083
Other payphone revenue	343,839
Total revenue	3,281,899

Operating expenses
Direct cost of payphone operations	3,142,664
Selling, general and administrative	823,513
Depreciation	120,104
Total operating expenses	4,086,281

Loss from operations	(804,382)

Other income	69,443

Loss from pre-liquidation operations	(734,939)

LIQUIDATION ACTIVITIES
Administrative expenses incurred after entering liquidation	(2,468,148)

Net unrealized gain on revaluations of assets and liabilities	1,001,314
Net loss in liquidation	(1,466,834)

Net decrease in net assets	(2,201,773)

Shareholders’ equity at December 31, 2005	2,563,189

Net assets in liquidation at March 31, 2006	$361,416

This statement has been prepared on the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENT OF OPERATIONS (GOING CONCERN BASIS)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

REVENUE
Coin Calls	$2,890,033
Non - coin calls	1,378,410
Other payphone revenue	178,196

Total Revenue	4,446,639

OPERATING EXPENSES
Telephone Charges	1,413,791
Commissions	1,250,694
Service, maintenance and network costs	1,521,622
Depreciation & amortization	210,958
Selling, general and administrative	1,286,379
Total operating expenses	5,683,444

Loss from Operations	(1,236,805)

OTHER INCOME (EXPENSE)
Interest expense	(1,053)
Gain on asset disposition	7,020
Other income	205,113

Total other income	211,080

NET LOSS	$(1,025,725)

Basic and diluted net loss per common share	$(0.21)

Weighted average number of common shares outstanding	4,987,624

This statement has been prepared on the going concern basis of accounting.

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

Operating Activities
Net Loss	$(1,025,725)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	280,146
Decrease in restricted cash balance	406,760
Increase in accounts receivable	(327,912)
Decrease in inventories	53,041
Increase in prepaid expenses	(2,264)
Decrease in accounts payable	(175,402)
Decrease in tax liabilities	(19,531)
Increase in accrued expenses	151,659
Decrease in other non-current assets	6,026

Total Adjustments	372,523

Net cash used by operating activities	(653,202)

Investing Activity
Purchase of fixed assets	(4,922)

Net decrease in cash	(658,124)

Cash, December 31, 2004	1,544,999

Cash, March 31, 2005	$886,875

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,053

This statement has been prepared on the going concern basis of accounting.

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2006

NOTE A— BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary Information

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the general instructions to Form 10-QSB. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Basis of Accounting

The financial statements for the three months ended March 31, 2005 and the fiscal year ended December 31, 2005, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of our shareholders’ approval of the sale of substantially all of the Company’s assets and the imminent nature of the liquidation of our Company, the Company adopted the liquidation basis of accounting effective February 15, 2006. The financial statements for the three months ended March 31, 2006 were prepared on the liquidation basis of accounting. The liquidation basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. For financial statement presentation purposes, liquidating activities are limited to those relating to the revaluation and disposition of assets and liabilities as well as costs incurred or expected to be incurred specifically as a result of liquidation.

We are in the process of finalizing the disposition of our remaining operating assets and anticipate this process will be completed by the end of 2006. The Company will continue in existence until its final dissolution, which is currently expected to occur during early 2007. All normal operations engaged in during the portion of the wind-down period presented prior to completion of the liquidation are included in pre-liquidation activities but do not include estimated future operating losses expected to be incurred prior to the final liquidation.

Interim results are not necessarily indicative of results to be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. With regard to the liquidating activities, the amounts ultimately realizable from the disposition of the remaining assets, including costs to be incurred in connection with the liquidation, or the amounts that creditors will agree to accept in settlement of the obligations due them, may differ materially from the estimated or other amounts shown in the accompanying financial statements, and the estimates are subject to material change in the near term.

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation and severance for the remaining employees, board fees, fees of professional service providers, and miscellaneous other costs. Such costs were estimated at $1.9 million as of March 31, 2006. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining facility leases, and the timing of distributions to shareholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred may increase, reducing net assets available in liquidation.

The Company

ETS Payphones, Inc. (“ETS” or the “Company”) is a Delaware corporation that operates, services, and maintains a system of payphones. ETS is one of the largest independent payphone operators in the United States, and currently manages approximately 12,000 payphones from four branch offices handling 32 states, Washington D.C., and Puerto Rico.

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

Sale of the Company; Winding Down of Operations

As we have previously reported, the Company entered into an Asset Sale Agreement dated November 1, 2005 (the “Asset Sale Agreement”), and related agreements including a security agreement and a promissory note to sell substantially all of its operating assets to Empire Payphones, Inc. (“Empire”), an independent third party. In addition, the Company also entered into a Management Services Agreement effective November 1, 2005 (“Management Services Agreement”), with Empire in which Empire has agreed to provide management services and fund the operational losses of ETS pending consummation of the sale transaction. A summary description of the transactions is below. The description below is qualified in its entirety by the more detailed description in the Current Report on Form 8-K filed by the Company on November 7, 2005, the Definitive Proxy Statement filed on January 4, 2006 and the Form 10-KSB for the fiscal year ended December 31, 2005, and to the exhibits therein.

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

The closing of the Asset Sale Agreement is subject to a number of conditions, including compliance with regulatory requirements. The Asset Sale Agreement also includes termination provisions that may require ETS to repay certain amounts paid by Empire under this agreement and the Management Services Agreement discussed below.

Management Services Agreement

In order to provide for the funding of operational losses of ETS’ payphone business pending consummation of the Asset Sale Agreement, ETS and Empire entered into the Management Services Agreement. Under the Management Services Agreement, Empire has agreed to provide to ETS management services and fund operational losses of the payphone business of ETS, subject to the oversight of the Board of Directors of ETS. In consideration for its management services and the use by ETS of Empire’s affiliates’ resources, Empire shall be entitled to receive a management fee calculated at the end of the initial term of the Management Services Agreement and at the end of any renewal term in the amount of the first $400,000 of excess revenue, after repayment of, among other amounts, all expenses of operation and any advances made by Empire to fund operational losses plus 50% of any excess revenue above $400,000. ETS shall receive the remaining 50% of excess revenue above $400,000. For use of Empire’s affiliates’ resources during the term of the Management Agreement, the affiliates shall receive a monthly resource fee of $92,000.

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

As of March 31, 2006, the Company has not accrued for any unfunded operational losses by Empire since these shortfall advances are contingent upon the closing of the sale transaction. Once the closing occurs the Company will accrue the amount of the shortfall advances due and increase its net assets in liquidation accordingly. The amount of the unfunded shortfall advances at March 31, 2006 was approximately $752,000.

Stockholder Approval; Winding Down of Operations

Pursuant to the Annual Meeting of Stockholders held February 15, 2006, the stockholders of the Company approved, among other things, the sale of substantially all of our assets to Empire pursuant to the Asset Sale Agreement and the winding down of our operations following the sale of substantially all of our assets to Empire. As a result, the Company has changed its basis of accounting to the liquidation basis as of February 15, 2006, on a go forward basis. Following the consummation of the Asset Sale Agreement, it is the intention of the Board of Directors to dissolve the Company in accordance with applicable laws and to distribute any proceeds remaining after such dissolution to its stockholders. Upon consummation of the Asset Sale Agreement, the Company intends to file a certificate of dissolution with the Secretary of State of Delaware and close the stock transfer books to discontinue recording transfers of our common stock at the close of business on the date we file the certificate of dissolution with the Secretary of State of Delaware.

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

Net Income (Loss) Per Common Share

Basic income (loss) per share is computed based on net income (loss) divided by the weighted average number of common shares outstanding. There were no potential common share equivalents outstanding during 2005; therefore the diluted loss per common share is the same as the basic loss per common share.

NOTE B—OTHER INCOME (EXPENSE)

Other income for the three months ended March 31, 2006 and 2005 consists primarily of dial around true-up receipts for operations.

NOTE C - VALUATION OF ASSETS AND LIABILITIES

Due to the Company changing to the liquidation basis of  accounting, the valuation of assets and liabilities has been adjusted to reflect the amounts expected in liquidation. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The valuations presented in the accompanying Statement of Changes in Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount, if any, that will ultimately be distributable to shareholders.

Item 2. Plan of Operation

ETS Payphones, Inc. owns and operates approximately 12,000 public pay telephones in 32 states concentrated primarily in the Eastern and Southern United States, as well as the District of Columbia and Puerto Rico. We are an independent owner of payphone equipment placed at locations with client site owners that include retail establishments, convenience stores, hotels, hospitals and other publicly and privately owned businesses. These locations are owned or managed by over 4,000 clients that include Fortune 100 companies as well as single store accounts and municipalities.

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

Sale of the Company; Winding Down of Operations

As we have previously reported, the Company entered into an Asset Sale Agreement dated November 1, 2005 (the “Asset Sale Agreement”), and related agreements including a security agreement and a promissory note to sell substantially all of its operating assets to Empire Payphones, Inc. (“Empire”), an independent third party. In addition, the Company also entered into a Management Services Agreement effective November 1, 2005 (“Management Services Agreement”), with Empire in which Empire has agreed to provide management services and fund the operational losses of the Company pending consummation of the sale transaction. A summary description of the transactions is below. The description below is qualified in its entirety by the more detailed description in the Current Report on Form 8-K filed on November 7, 2005, the Definitive Proxy Statement filed on January 4, 2006 and the Form 10-KSB for the fiscal year ended December 31, 2005.

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

The closing of the Asset Sale Agreement is subject to a number of conditions, including compliance with regulatory requirements. The Asset Sale Agreement also includes termination provisions that may require us to repay certain amounts paid by Empire under this agreement and the Management Services Agreement discussed below.

Management Services Agreement

In order to provide for the funding of operational losses of our payphone business pending consummation of the Asset Sale Agreement, the Company and Empire entered into the Management Services Agreement. Under the Management Services Agreement, Empire has agreed to provide to the Company management services and fund operational losses of our payphone business, subject to the oversight of our Board of Directors. In consideration for its management services and the use by us of Empire’s affiliates’ resources, Empire shall be entitled to receive a management fee calculated at the end of the initial term of the Management Services Agreement and at the end of any renewal term in the amount of the first $400,000 of excess revenue, after repayment of, among other amounts, all expenses of operation and any advances made by Empire to fund operational losses plus 50% of any excess revenue above $400,000. We shall receive the remaining 50% of excess revenue above $400,000. For use of Empire’s affiliates’ resources during the term of the Management Agreement, the affiliates shall receive a monthly resource fee of $92,000.

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

Stockholder Approval; Winding Down of Operations

As discussed in Item 4 of Part II in Form 10-KSB for the fiscal year ended December 31, 2005, filed March 31, 2006, pursuant to the Annual Meeting of Stockholders held February 15, 2006, the stockholders of the Company approved, among other things, the sale of substantially all of our assets to Empire pursuant to the Asset Sale Agreement and the winding down of our operations following the sale of substantially all of our assets to Empire. Following the consummation of the Asset Sale Agreement, it is the intention of the Board of Directors to dissolve the Company in accordance with applicable laws and to distribute any proceeds remaining after such dissolution to its stockholders. Upon consummation of the Asset Sale Agreement, the Company intends to file a certificate of dissolution with the Secretary of State of Delaware and close the stock transfer books to discontinue recording transfers of our common stock at the close of business on the date we file the certificate of dissolution with the Delaware Secretary of State (the “Final Record Date”).

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

Liquidation Basis of Accounting

The condensed financial statements for the three months ending March 31, 2006 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Estimates will be periodically reviewed and adjusted. Since the Company is in liquidation, the need to present future quarterly Statements of Operations and Statements of Cash Flows is eliminated.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The valuations presented in the accompanying Statement of Changes in Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount, if any, that will ultimately be distributable to shareholders.

Factors to Consider

The following characteristics of our operations or industry may have a material impact upon our future financial performance.

1. Dissolution; Winding Down and Liquidation

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

9. No established market for the Common Stock

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

None

Item 6. Exhibits

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

ETS PAYPHONES, INC.

Date: May 15, 2006	By:	/s/ GUY A. LONGOBARDO
Guy A. Longobardo
President and Chief Executive Officer

	By:	/s/ MICHAEL H. MCCLELLAN
Michael H. McClellan
Executive Vice President,
Chief Financial Officer and Treasurer