Form 10QSB
period 2006-06-30
ETS PAYPHONES INC
filed 2006-08-14
CIK 1287065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-50712

ETS PAYPHONES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	58-2131736
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1490 Westfork Drive, Suite G, Lithia Springs, Georgia	30122-1509
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2006, there were outstanding 4,987,624 shares of the Issuer’s common stock $.0001 par value.

ETS PAYPHONES, INC.

INDEX TO FORM 10-QSB

JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ETS PAYPHONES, INC.

STATEMENT OF NET ASSETS IN LIQUIDATION

JUNE 30, 2006

(Unaudited)

ASSETS
Cash	$1,472,197
Cash, restricted	82,396
Accounts receivable	2,259,419
Inventories	402,440
Prepaid expenses	49,497
Payphones, property and equipment	3,952,305
Deposits	159,862
Total assets	8,378,116

LIABILITIES
Advance on sale of business	514,286
Estimated costs to be incurred during liquidation	1,126,685
Accounts payable	2,135,580
Accrued expenses	4,433,856
Accrued property, excise and sales taxes	129,295
Total liabilities	8,339,702

Net assets in liquidation	$38,414

This statement has been prepared on the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(Unaudited)

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
PRE-LIQUIDATION OPERATIONS
Revenues
Coin calls	$1,885,941	$3,784,918
Non-coin calls	1,012,174	2,051,257
Other payphone revenue	75,843	419,682
Total revenue	2,973,958	6,255,857

Operating expenses
Direct cost of payphone operations	2,705,251	5,847,915
Selling, general and administrative	704,618	1,528,131
Depreciation	—	120,104
Total operating expenses	3,409,869	7,496,150

Loss from operations	(435,911)	(1,240,293)

Other income	95,109	164,552

Loss from pre-liquidation operations	(340,802)	(1,075,741)

LIQUIDATION ACTIVITIES
Administrative expenses incurred after entering liquidation	—	(2,468,148)
Net unrealized gain on revaluations of assets and liabilities	17,800	1,019,114
Net income (loss) in liquidation	17,800	(1,449,034)

Net decrease in net assets	(323,002)	(2,524,775)

Shareholders’ equity at beginning of period	361,416	2,563,189

Net assets in liquidation at June 30, 2006	$38,414	$38,414

This statement has been prepared on the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005

REVENUE
Coin Calls	$3,014,053	$5,904,087
Non - coin calls	1,085,574	2,463,984
Other payphone revenue	196,685	374,880
Total Revenue	4,296,312	8,742,951

OPERATING EXPENSES
Telephone Charges	1,420,132	2,833,923
Commissions	1,313,546	2,564,237
Service, maintenance and network costs	1,408,587	2,930,208
Depreciation & amortization	278,264	558,408
Selling, general and administrative	1,154,898	2,372,092
Total operating expenses	5,575,427	11,258,868

Loss from Operations	(1,279,115)	(2,515,917)

OTHER INCOME (EXPENSE)
Interest income (expense)	1,017	(35)
Reorganization expense	(10,000)	(20,710)
Gain on asset disposition	380,712	387,732
Other income	1,000,198	1,216,020
Total other income	1,371,927	1,583,007

NET INCOME(LOSS)	$92,812	$(932,910)

Basic and diluted net income(loss) per common share	$0.02	$(0.19)

Weighted average number of common shares outstanding	4,987,624	4,987,624

This statement has been prepared on the going concern basis of accounting.

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

Operating Activities
Net Loss	$(932,910)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	558,408
Decrease in restricted cash balance	405,164
Gain from sale of payphones	(380,711)
Changes in operating assets and liabilities:
Decrease in accounts receivable	28,826
Decrease in inventories	36,064
Increase in prepaid expenses	(28,910)
Decrease in accounts payable	(480,517)
Increase in accrued expenses and other liabilities	510,497
Decrease in other non-current assets	2,843
Total Adjustments	651,664

Net cash used by operating activities	(281,246)

Investing Activity
Purchase of fixed assets	(12,170)

Net decrease in cash	(293,416)

Cash – December 31, 2004	1,544,999
Cash – June 30, 2005	$1,251,583

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$35

This statement has been prepared on the going concern basis of accounting.

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2006

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

Basis of Accounting

The financial statements for the six months ended June 30, 2005 and the fiscal year ended December 31, 2005, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of our shareholders’ approval of the sale of substantially all of the Company’s assets and the imminent nature of the liquidation of our Company, the Company adopted the liquidation basis of accounting effective February 15, 2006. The financial statements for the three and six months ended June 30, 2006 were prepared on the liquidation basis of accounting. The liquidation basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. For financial statement presentation purposes, liquidating activities are limited to those relating to the revaluation and disposition of assets and liabilities as well as costs incurred or expected to be incurred specifically as a result of liquidation.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation and severance for the remaining employees, board fees, fees of professional service providers, and miscellaneous other costs. Such costs were estimated at $1.1 million as of June 30, 2006. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining facility leases, and the timing of distributions to shareholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred may increase, reducing net assets available in liquidation.

The Company

ETS Payphones, Inc. (“ETS” or the “Company”) is a Delaware corporation that operates, services, and maintains a system of payphones. ETS is one of the largest independent payphone operators in the United States, and currently manages approximately 10,000 payphones from four branch offices handling 32 states, Washington D.C., and Puerto Rico.

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

Sale of the Company; Winding Down of Operations

As we have previously reported, the Company entered into an Asset Sale Agreement dated November 1, 2005 (the “Asset Sale Agreement”), and related agreements including a security agreement and a promissory note to sell substantially all of its operating assets to Empire Payphones, Inc. (“Empire”), an independent third party. In addition, the Company also entered into a Management Services Agreement effective November 1, 2005 (“Management Services Agreement”), with Empire in which Empire has agreed to provide management services and fund the operational losses of ETS pending consummation of the sale transaction. A summary description of the transactions is below. The description below is qualified in its entirety by the more detailed description in the Current Report on Form 8-K filed by the Company on November 7, 2005, the Definitive Proxy Statement filed on January 4, 2006 and the Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2006, and to the exhibits therein.

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

As of June 30, 2006, the Company has not accrued for any unfunded operational losses by Empire since these shortfall advances are contingent upon the closing of the sale transaction. Once the closing occurs the Company will accrue the amount of the shortfall advances due and increase its net assets in liquidation accordingly. The amount of the unfunded shortfall advances at June 30, 2006 was approximately $1.2 million.

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

NOTE B—OTHER INCOME (EXPENSE)

Other income for the six months ended June 30, 2006 and 2005 consists of the following:

2006	Q2	Q1	YTD

Dial around true-up receipts for prior years’ operations	$3,761	$90,027	$93,788
Local exchange carrier credits from prior years’ operations	29,704	12,372	42,076
Loss recovery	21,000	1,196	22,196
Reorganization expense	—	(43,985)	(43,985)
Interest income	17,881	9,571	27,452
Other miscellaneous income items	22,763	262	23,025

Total	$95,109	$69,443	$164,552

2005	Q2	Q1	YTD

Dial around true-up receipts for prior years’ operations	$237,275	$182,074	$419,349
MCI bankruptcy settlement	276,626		276,626
EUCL and other legal settlements	463,099		463,099
Other miscellaneous income items	23,198	33,748	56,946

Total	$1,000,198	$215,822	$1,216,020

NOTE C - VALUATION OF ASSETS AND LIABILITIES

Due to the Company changing to the liquidation basis of accounting, the valuation of assets and liabilities has been adjusted to reflect the amounts expected in liquidation. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The valuations presented in the accompanying Statements of Changes in Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount, if any, that will ultimately be distributable to shareholders.

Item 2. Plan of Operation

ETS Payphones, Inc. owns and operates approximately 10,000 public pay telephones in 32 states concentrated primarily in the Eastern and Southern United States, as well as the District of Columbia and Puerto Rico. We are an independent owner of payphone equipment placed at locations with client site owners that include retail establishments, convenience stores, hotels, hospitals and other publicly and privately owned businesses. These locations are owned or managed by over 3,000 clients that include Fortune 100 companies as well as single store accounts and municipalities.

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

Sale of the Company; Winding Down of Operations

As we have previously reported, the Company entered into an Asset Sale Agreement dated November 1, 2005 (the “Asset Sale Agreement”), and related agreements including a security agreement and a promissory note to sell substantially all of its operating assets to Empire Payphones, Inc. (“Empire”), an independent third party. In addition, the Company also entered into a Management Services Agreement effective November 1, 2005 (“Management Services Agreement”), with Empire in which Empire has agreed to provide management services and fund the operational losses of the Company pending consummation of the sale transaction. A summary description of the transactions is below. The description below is qualified in its entirety by the more detailed description in the Current Report on Form 8-K filed on November 7, 2005, the Definitive Proxy Statement filed on January 4, 2006 and the Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2006, and to the exhibits therein.

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

Liquidation Basis of Accounting

The condensed financial statements for the three and six months ending June 30, 2006 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Estimates will be periodically reviewed and adjusted. Since the Company is in liquidation, the need to present future quarterly Statements of Operations and Statements of Cash Flows is eliminated.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The valuations presented in the accompanying Statements of Changes in Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount, if any, that will ultimately be distributable to shareholders.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved from time to time in lawsuits that arise in the ordinary course of our business. In March 2006 Commercial Payphones, Inc., a Florida corporation, initiated a lawsuit against the Company  in state court in Dade County, Florida for an alleged violation of a non-compete agreement alleging damages in excess of $15,000.  We do not believe the allegations have legal merit and are vigorously defending the action and have filed a motion to quash service or, in the alternative, to dismiss the complaint for lack of jurisdiction. However, we cannot predict with certainty the outcome or effect of this or other litigation in which the Company is or may become involved.

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

ETS PAYPHONES, INC.

Date: August 14, 2006	By:	/s/ GUY A. LONGOBARDO
Guy A. Longobardo
President and Chief Executive Officer

	By:	/s/ MICHAEL H. MCCLELLAN
Michael H. McClellan
Executive Vice President,
Chief Financial Officer and Treasurer