Form 10QSB
period 2006-09-30
ETS PAYPHONES INC
filed 2006-11-14
CIK 1287065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

Transitional Small Business Disclosure Format. Yes  ☒    No  ☐

As of September 30, 2006, there were outstanding 4,987,624 shares of the Issuer’s common stock $.0001 par value.

ETS PAYPHONES, INC.

INDEX TO FORM 10-QSB

SEPTEMBER 30, 2006

Part I. Financial Information

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ETS PAYPHONES, INC.

STATEMENT OF NET ASSETS IN LIQUIDATION

SEPTEMBER 30, 2006

(Unaudited)

ASSETS
Cash	$1,489,988
Cash, restricted	82,880
Accounts receivable	1,666,742
Inventories	402,440
Prepaid expenses	37,612
Payphones, property and equipment	3,952,305
Deposits	159,262
Total assets	7,791,229

LIABILITIES
Advance on sale of business	514,286
Estimated costs to be incurred during liquidation	741,954
Accounts payable	1,766,244
Accrued expenses	4,736,024
Accrued property, excise and sales taxes	124,280
Total liabilities	7,882,788

Deficiency in net assets in liquidation	$(91,559)

This statement has been prepared on the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
PRE-LIQUIDATION OPERATIONS
Revenues
Coin calls	$1,883,092	$5,668,010
Non-coin calls	883,118	2,934,375
Other payphone revenue	90,861	510,543
Total revenue	2,857,071	9,112,928

Operating expenses
Direct cost of payphone operations	2,476,773	8,324,688
Selling, general and administrative	614,721	2,142,852
Depreciation	—	120,104
Total operating expenses	3,091,494	10,587,644

Loss from operations	(234,423)	(1,474,716)

Other income	63,059	227,611

Loss from pre-liquidation operations	(171,364)	(1,247,105)

LIQUIDATION ACTIVITIES
Administrative expenses incurred after entering liquidation	—	(2,468,148)
Net unrealized gain on revaluations of assets and liabilities	41,391	1,060,505
Net income (loss) in liquidation	41,391	(1,407,643)

Net decrease in net assets	(129,973)	(2,654,748)

Shareholders’ equity at beginning of period	38,414	2,563,189

Deficiency in net assets in liquidation at September 30, 2006	$(91,559)	$(91,559)

This statement has been prepared on the liquidation basis of accounting.

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

REVENUE
Coin Calls	$2,544,373	$8,448,459
Non - coin calls	1,358,523	3,822,508
Other payphone revenue	169,444	544,324
Total Revenue	4,072,340	12,815,291

OPERATING EXPENSES
Telephone Charges	1,303,072	4,136,996
Commissions	816,539	3,380,776
Service, maintenance and network costs	1,103,696	4,033,910
Depreciation & amortization	177,483	597,311
Selling, general and administrative	1,121,373	3,632,040
Total operating expenses	4,522,163	15,781,033

Loss from Operations	(449,823)	(2,965,742)

OTHER INCOME (EXPENSE)
Interest income	1,206	1,171
Reorganization expense	(11,920)	(32,630)
Gain on asset disposition	29,430	417,162
Other income	420,514	1,636,534
Total other income	439,230	2,022,237

NET INCOME (LOSS)	$(10,593)	$(943,505)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.19)

Weighted average number of common shares outstanding	4,987,624	4,987,624

This statement has been prepared on the going concern basis of accounting.

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

Operating Activities
Net Loss	$(943,505)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	806,385
Decrease in restricted cash balance	404,254
Gain from sale of payphones	(380,711)
Changes in operating assets and liabilities:
Decrease in accounts receivable	425,714
Decrease in inventories	18,216
Decrease in prepaid expenses	7,698
Decrease in accounts payable	(661,614)
Increase in accrued expenses and other liabilities	150,040
Increase in other non-current assets	(2,289)
Total Adjustments	767,693

Net cash used by operating activities	(175,812)

Investing Activity
Purchase of fixed assets	(21,579)

Net decrease in cash	(197,391)

Cash – December 31, 2004	1,544,999
Cash – September 30, 2005	$1,347,608

Supplemental Disclosure of Cash Flow Information
Cash received for interest	$1,171

This statement has been prepared on the going concern basis of accounting.

The accompanying notes are an integral part of these financial statements.

ETS PAYPHONES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2006

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

Basis of Accounting

The financial statements for the three and nine months ended September 30, 2005 and the fiscal year ended December 31, 2005, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of our shareholders’ approval of the sale of substantially all of the Company’s assets and the imminent nature of the liquidation of our Company, the Company adopted the liquidation basis of accounting effective February 15, 2006. The financial statements for the three and nine months ended September 30, 2006 were prepared on the liquidation basis of accounting. The liquidation basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. For financial statement presentation purposes, liquidating activities are limited to those relating to the revaluation and disposition of assets and liabilities as well as costs incurred or expected to be incurred specifically as a result of liquidation.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation and severance for the remaining employees, board fees, fees of professional service providers, and miscellaneous other costs. Such costs were estimated at $740,000 as of September 30, 2006. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining facility leases, and the timing of distributions to shareholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred may increase, reducing net assets available in liquidation.

The Company

ETS Payphones, Inc. (“ETS” or the “Company”) is a Delaware corporation that operates, services, and maintains a system of payphones. ETS is one of the largest independent payphone operators in the United States, and currently manages approximately 9,000 payphones from four branch offices handling 32 states, Washington D.C., and Puerto Rico.

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

As of September 30, 2006, the Company has not accrued for any unfunded operational losses by Empire since these shortfall advances are contingent upon the closing of the sale transaction. Once the closing occurs the Company will accrue the amount of the shortfall advances due and increase its net assets in liquidation accordingly. The amount of the unfunded shortfall advances at September 30, 2006 was approximately $1.6 million.

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

NOTE B—OTHER INCOME (EXPENSE)

Other income for the nine months ended September 30, 2006 and 2005 consists of the following:

2006	Q3	Q2	Q1	YTD

Dial around true-up receipts for prior years’ operations	$—	$3,761	$90,027	$93,788
Local exchange carrier credits from prior years’ operations	5,160	29,704	12,372	47,236
Loss recovery	29,900	21,000	1,196	52,096
Reorganization expense	—	—	(43,985)	(43,985)
Interest income	12,053	17,881	9,571	39,505
Other miscellaneous income items	15,946	22,763	262	38,971

	$63,059	$95,109	$69,443	$227,611

2005	Q3	Q2	Q1	YTD

Dial around true-up receipts for prior years’ operations	$4,904	$237,275	$182,074	$424,253
MCI bankruptcy settlement	—	276,626	—	276,626
EUCL and other legal settlements	342,625	463,099	—	805,724
Commission true-up for prior years’ operations	81,592	—	—	81,592
Other miscellaneous income(expense) items	(8,607)	23,198	33,748	48,339

	$420,514	$1,000,198	$215,822	$1,636,534

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

Item 2. Plan of Operation

ETS Payphones, Inc. owns and operates approximately 9,000 public pay telephones in 32 states concentrated primarily in the Eastern and Southern United States, as well as the District of Columbia and Puerto Rico. We are an independent owner of payphone equipment placed at locations with client site owners that include retail establishments, convenience stores, hotels, hospitals and other publicly and privately owned businesses. These locations are owned or managed by over 3,000 clients that include Fortune 100 companies as well as single store accounts and municipalities.

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

Liquidation Basis of Accounting

The condensed financial statements for the three and nine months ending September 30, 2006 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Estimates will be periodically reviewed and adjusted. Since the Company is in liquidation, the need to present future quarterly Statements of Operations and Statements of Cash Flows is eliminated.

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

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Based upon such officers’ evaluation of these controls and procedures as of the end of the period covered by this report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal officers as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to the Management Services Agreement with Empire, we have been gradually transitioning the responsibility for accounting, billing, records and collection services to Empire.  During the three months ended September 30, 2006, in connection with the transition to Empire we substantially changed our internal controls over financial reporting and Empire is now primarily responsible for the accounting, billing, collection of all revenue of ETS and the remittance of all payments and obligations.  In addition, Empire supports and manages ETS employees, maintains all records, makes payroll and provides administrative services in conjunction therewith.  We have oversight of Empire’s performance of its duties under the Management Services Agreement and regularly receive reports and information from Empire on the foregoing.  Both prior to and following the transition to Empire, we assessed the effectiveness of our internal controls over financial reporting and found such controls, both before and after the transition to Empire, to be effective based upon the criteria set forth by the Certifying Officers.

Except as noted in the preceding paragraph, there were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The summary of the services provided by Empire as described herein is qualified in its entirety by the more detailed description in the Current Report on Form 8-K filed on November 7, 2005, the Definitive Proxy Statement filed on January 4, 2006 and the Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2006, and to the exhibits therein.

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

ETS PAYPHONES, INC.

Date: November 14, 2006	By:	/s/ GUY A. LONGOBARDO
Guy A. Longobardo
President and Chief Executive Officer

	By:	/s/ MICHAEL H. MCCLELLAN
Michael H. McClellan
Executive Vice President,
Chief Financial Officer and Treasurer