Form 10KSB
period 2006-12-31
PAYPHONE WIND DOWN CORP
filed 2007-10-09
CIK 1287065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number     000-50712

PAYPHONE WIND DOWN CORPORATION

(Name of small business issuer in its charter)

Delaware	58-2131736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 143209, Fayetteville, GA	30214
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (770) 631-3489

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. $11,485,162

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date As of February 14,  2007, there were outstanding 4,987,624 shares of the Issuer’s common stock $.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Report on Form 8-K dated as of November 1, 2005, filed November 7, 2005 (File No. 000-50712)

Report on Form 8-K, dated as of February 9, 2007, filed February 15, 2007 (File Number 000-50712)

Definitive Proxy Statement, filed January 4, 2006 (File Number 000-50712)

Transitional Small Business Disclosure Format (Check one): Yes ☒  No ☐

PART I

ALTERNATIVE 2

ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, THE STATEMENTS UNDER “DESCRIPTION OF BUSINESS” ARE, OR MAY BE DEEMED TO BE, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS (“CAUTIONARY STATEMENTS”) INCLUDE BUT ARE NOT LIMITED TO:  OUR ABILITY TO ACCURATELY ESTIMATE THE EXPENSES ASSOCIATED WITH EXECUTING OUR PLAN OF DISSOLUTION. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON BEHALF OF THE COMPANY ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. WE ARE UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

Item 6. Description of Business.

General

Payphone Wind Down Corporation (“we,” “us,” “our,” or the “Company”), formerly ETS Payphones, Inc. (“ETS”), is a Delaware corporation that operated, serviced, and maintained a system of payphones, concentrated primarily in the Eastern and Southern United States (other than Florida), as well as the District of Columbia and Puerto Rico. The Company also provided other telecommunications products to certain of its clients. Pursuant to the Annual Meeting of Stockholders held on February 15, 2006, the stockholders of the Company approved, among other things, the winding down of our operations following the sale of substantially all of our assets to Empire Payphones, Inc., (“Empire”) pursuant to an Asset Sale Agreement dated November 1, 2005 (the “Asset Sale Agreement”). The Board of Directors of the Company (the “Board of Directors”) approved the dissolution on October 31, 2005 subject to stockholder approval and consummation of the Asset Sale Agreement. On February 9, 2007, pursuant to the First Amendment to the Asset Sale Agreement, dated as of February 9, 2007 (the “First Amendment”), the parties finalized the Asset Sale Agreement and agreed that the closing date would be deemed effective as of December 31, 2006 (the “Closing Date”). However, for financial reporting purposes, the Company has deemed the sale date to be concurrent with the closing, February 9, 2007, and accordingly, has recorded the sale of the assets on that date. On February 12, 2007, the Company amended the certificate of incorporation of the Company to change the name of the Company to “Payphone Wind Down Corporation” from ETS Payphones, Inc. In order to accomplish the liquidation and dissolution, on February 14, 2007, the Board of Directors filed a certificate of dissolution of the Company (“Certificate of Dissolution”) with the Delaware Secretary of State to dissolve the Company. Since February 9, 2007, the Company’s activities have been limited solely to those incidental to effecting its dissolution, including the investment of any funds being held in reserve and preparation for the distribution of its remaining assets to its stockholders.

Upon the filing of the Certificate of Dissolution with the State of Delaware, the Company ordered the transfer agent to close the stock transfer books to discontinue recording transfers of the Company’s common stock at the close of business on the Closing Date (the “Final Record Date”). As a result of the approval by the Company’s stockholders of the sale of substantially all of the assets of the Company and approval of the liquidation and dissolution of the Company following the closing of the sale, the Company changed its basis of accounting to the liquidation basis of accounting as of January 1, 2006. If the Company elected to continue to use the going concern basis of accounting to present its operations for the period January 1, 2006 through February 14, 2006, the effect would be immaterial.

As of December 31, 2006, we had 4 employees. The mailing address of the Company is PO Box 143209, Fayetteville, GA 30214 and our telephone number is (770) 631-3489.

Sale of the Company; Winding Down of Operations

As reported in the Form 8-K filed November 7, 2005 (the “November 7 Form 8-K”) and the Definitive Proxy Statement, filed on January 4, 2006 (the “Definitive Proxy Statement”), the Company entered into the Asset Sale Agreement and related agreements including a security agreement and a promissory note to sell substantially all of its operating assets to Empire. The assets sold to Empire included, subject to certain exclusions, the Company’s payphones and related equipment, miscellaneous equipment, furniture, fixtures, general supplies, computers, software, promotional materials, customer lists, tools and spare parts inventory used in the operation of the business (the “Sale Assets”), contracts related to the Sale Assets, all of the Company’s interest in and to certain pay telephone numbers, trade names, trademarks and other intellectual property. In addition, as reported in the November 7 Form 8-K and in the Definitive Proxy Statement, the Company also entered into a Management Services Agreement effective November 1, 2005

(“Management Services Agreement”), with Empire pursuant to which Empire provided management services and funded the operational losses of the Company pending consummation of the sale transaction.

As reported in the Form 8-K filed February 15, 2007 (the “February 15, 2007 Form 8-K”), on February 9, 2007, the Asset Sale Agreement was amended pursuant to the First Amendment. The First Amendment amended the Asset Sale Agreement to, among other things, specify that the remaining purchase price to be paid to the Company pursuant to the Asset Sale Agreement was $1,827,966 (the “Remaining Purchase Price”). The First Amendment provided that the Remaining Purchase Price was in full and final satisfaction of the remaining unpaid amount of (i) the Purchase Price (as defined in the Asset Sale Agreement) remaining under the Asset Sale Agreement through December 31, 2006 and (ii) any Shortfall Advances (as defined in the Management Services Agreement) accrued through December 31, 2006 pursuant to the Management Services Agreement. Pursuant to the First Amendment, the Company and Empire agreed that, for purposes of the Asset Sale Agreement, the Closing Date would be deemed to be effective as of December 31, 2006.

Pursuant to the terms of the Asset Sale Agreement, as amended by the First Amendment, the Company received $802,966 in cash on February 9, 2007, and a secured Promissory Note, dated as of December 31, 2006, from Empire in the principal amount of $1,025,000.

The Promissory Note provided that the principal amount will be paid to the Company in monthly installments beginning on the Closing Date with the last payment occurring on August 31, 2007. The Promissory Note contained a guaranty by Manhattan Telecommunications Corporation of certain obligations of Empire under the Promissory Note. The Promissory Note was paid in full by Empire on August 29, 2007.

The aggregate consideration received by the Company in connection with the transaction is approximately $4.5 million.

The description above is qualified in its entirety by the more detailed description in the November 7 Form 8-K, the February 15, 2007 Form 8-K and the Definitive Proxy Statement filed January 4, 2006 and to the exhibits therein, which are incorporated herein by reference.

Stockholder Approval; Winding Down of Operations

Pursuant to the Annual Meeting of Stockholders held February 15, 2006, the stockholders of the Company approved, among other things, the sale of substantially all of our assets to Empire pursuant to the Asset Sale Agreement and the winding down of our operations following the sale of substantially all of our assets to Empire. In order to accomplish the liquidation and dissolution of the Company, in accordance with Delaware General Corporation Law, the Board of Directors adopted a plan of dissolution. Pursuant to the plan of dissolution, on February 14, 2007, the Company filed a Certificate of Dissolution with the Delaware Secretary of State to dissolve the Company.

Once a corporation is dissolved under Delaware law, its existence is automatically continued for a term of three years, or for such longer period as the Delaware Court of Chancery directs, solely for the purpose of winding down its business. The process of winding down includes: (1) the prosecution and defense of lawsuits, if any; (2) the settling and closing of any business; (3) the disposition and conveyance of any property; (4) the discharge of any liabilities; and (5) the distribution of any remaining assets to the stockholders.

Pursuant to Delaware law, the Company will continue in existence until at least February 14, 2010. The Company’s activities are limited solely to those incidental to effecting its dissolution, including the investment of any funds being held in reserve and the distribution of its remaining assets to its stockholders. After the consummation of the Asset Sale Agreement, the only remaining assets and properties of the Company are cash and certain receivables. Pursuant to the Asset Sale Agreement, the Company reduced its number of employees significantly, with most employees being hired by Empire and other employees being terminated. Currently, only three directors and three employees (two of which are directors) remain. The remaining staff will be principally engaged in dealing with the winding down and dissolution of the Company.

As part of the dissolution of our Company, the Board of Directors may at any time delegate the wind down and management of our Company to a third party, including possibly a liquidating trust, to complete the liquidation of any remaining assets, satisfaction of any remaining liabilities and distribute any remaining proceeds to the stockholders. In addition to the employment agreements with our existing employees, we may pay our officers, directors, employees or agents additional compensation for services rendered in the dissolution.

The Company cannot predict with certainty the precise amount of the liquidation distribution to stockholders. The Company has not established a firm timetable for distributions to its stockholders. However, the Board of Directors intends, subject to contingencies inherent in winding down the Company’s business, to make such distributions as promptly as practicable. The timing of any distribution will depend on and could be delayed by, among other things, obstacles with claim settlements with creditors. Any delays could substantially diminish amounts available for distribution to our stockholders.

As a result of future expenses that will be incurred, both anticipated and not anticipated, dissolution and liquidation may not provide value to the Company’s stockholders or result in any remaining capital for distribution to its stockholders. In addition, claims, liabilities and expenses during the winding down of the Company will continue to be incurred which will reduce the amount of assets available for distribution. Any distributions made by the Company shall be made solely to the stockholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of assignments by will, intestate succession or operation of law.

As a result of the approval by the Company’s stockholders of the sale of substantially all of the assets of the Company and approval of the liquidation and dissolution of the Company following the closing of the sale, the Company changed its basis of accounting to the liquidation basis of accounting as of January 1, 2006. If the Company elected to continue to use the going concern basis of accounting to present its operations for the period January 1, 2006 through February 14, 2006, the effect would be immaterial.

Close of Stock Transfer Books

Upon the filing of a Certificate of Dissolution with the State of Delaware, the Company ordered the transfer agent to close the stock transfer books to discontinue recording transfers of the Company’s common stock at the close of business on the Final Record Date. As such, no transfers of the Company’s common stock will be recorded except transfers as a result of assignments by will, intestate succession or operation of law.

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

Old ETS made a substantial immediate cash profit on each sale-leaseback of a payphone to a Payphone Investor. However, virtually every sale-leaseback transaction was destined to lose money for Old ETS in the long run, as the payphones failed to generate sufficient revenue to cover (i) the lease payments to the Payphone Investors, (ii) the costs Old ETS was paying to obtain site contracts, and (iii) the costs Old ETS was incurring to operate and maintain the payphones.

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

On June 19, 2001, Old ETS filed a declaratory judgment action with the Payphone Investors as the class of defendants, to have the sale-leaseback agreements deemed to be investments and the payphones deemed assets of the company. Old ETS’ proposal for resolving the litigation with the Payphone Investors, as included in the plan of reorganization filed in the bankruptcy case, was to issue stock in the Company to the Payphone Investors in place of their sale-leaseback agreements. The plan of reorganization and settlement of the litigation received overwhelming support from the Payphone Investors.

On November 14, 2001, the bankruptcy court issued an order confirming the plan of reorganization. With confirmation of the plan, there was a resolution of the declaratory judgment action with the Payphone Investors. The re-characterization of the sale-leaseback transactions changed approximately $375,000,000 of liabilities of Old ETS into assets worth about $10,000,000.

Pursuant to the reorganization plan, various assets were auctioned off, including the payphone routes in the U.S. Virgin Islands, California, Florida, Wisconsin, and Minnesota. In addition, Old ETS was reincorporated on November 8, 2002, under the laws of the State of Delaware and all of the operating subsidiaries were merged into the new Delaware corporation. With the sale of the payphone routes and removal of unprofitable payphones, the Company reduced its phones in operation to approximately 19,000 from the initial 50,000.

The Company exited from bankruptcy on December 5, 2002. Pursuant to the reorganization plan, the Payphone Investors became entitled to receive new, post-bankruptcy common stock in the reorganized Company.

Litigation Trust

As part of the bankruptcy proceedings a trust (the “Litigation Trust”) was established to pursue certain claims and causes of action the Company had against the former management, Charles Edwards, the independent sales agents who may have violated securities or other laws in the solicitation of the sale-leaseback transactions, and claims for money that was wrongfully transferred from Old ETS prior to the bankruptcy filing. The Litigation Trust also includes claims for the recovery of money that was paid by the Company within the ninety days prior to the bankruptcy filing. The Litigation Trust was established for the benefit of the Payphone Investors and the other general unsecured creditors of Old ETS. The Litigation Trust is administered by Darryl Laddin, Esq. (the “Litigation Trustee”), of the law firm Arnall Golden Gregory LLP, a trustee selected by the creditors’ committee in the bankruptcy case. The Litigation Trust’s assets do not include proceeds from potential claims the Company may have arising after September 11, 2000, or claims related to breaches of contract prior to such date, the Debtors’ interest in New York Local Telephone Company, claims arising from Old ETS’ investments in Mexico, or claims related to end user common line charges that may have been wrongfully assessed by various local exchange carriers, or similar litigation.

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

The Litigation Trust obtained approximately $2,004,000 in late 2004 as a result of legal settlements with Charles Edwards, et al., working with the United States Attorney’s Office for the Northern District of Georgia. Payments to vendors and shareholders were made as of December 31, 2004 in the amount of $1,612,216, with the remainder of the settlement in the amount of $392,118 being paid out at the end of February, 2005. The Litigation Trust obtained additional amounts totaling $85,000 in connection with the settlement of certain litigation brought by the Litigation Trust and the Litigation Trustee is in the process of determining the matters needed to wind up the Litigation Trust and to make a final distribution of funds remaining in the Litigation Trust, including the net proceeds of these and prior settlements, to beneficiaries.

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

As of December 31, 2006, the total number of shares of our Common Stock outstanding, after giving effect to distributions to Payphone Investors and adjustments resulting from reconciliation of allowed Payphone Investor Claims, was 4,987,624.

Employees

As of December 31, 2006, the Company had 4 full-time employees, none of whom are subject to a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Factors to Consider

The following characteristics of our status as a non-operating company may have a material impact upon our future financial condition.

Dissolution; Winding Down and Liquidation, Closing of Stock Record Book.

Pursuant to the Annual Meeting of Stockholders held February 15, 2006, the stockholders of the Company approved, among other things, the sale of substantially all of our assets to Empire pursuant to the Asset Sale Agreement and the winding down of our operations following the sale of substantially all of our assets to Empire. The consummation of the Asset Sale Agreement occurred as of December 31, 2006 and as a result, our activities are limited to collecting proceeds from assets not included in the sale, paying off creditors, satisfying requirements under applicable law and distributing any remaining proceeds to stockholders of record. As a result of future expenses that will be incurred, both anticipated and not anticipated, dissolution and liquidation may not provide value to our stockholders or result in any remaining capital for distribution to our stockholders. In addition, claims, liabilities and expenses during the winding down of our company will continue to be incurred which will reduce the amount of assets available for distribution. The stock transfer books of the Company have been closed and a Certificate of Dissolution has been filed with the Delaware Secretary of State. Any distributions made by us shall be made solely to the stockholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of assignments by will, intestate succession or operation of law. We cannot assure the stockholders of the amount, if any, or timing of any distribution to our stockholders as a result of the dissolution.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution out of the liquidation to stockholders.

Claims, liabilities and expenses incurred during the wind down process, such as payroll, legal, accounting and consulting fees and miscellaneous office expenses, will reduce the amount of assets available for future distribution out of the liquidation to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute out of the liquidation any cash at all, to our stockholders.

The Company is involved from time to time in lawsuits that arise in the ordinary course of our business. In March 2006 Commercial Payphones, Inc., a Florida corporation, initiated a lawsuit against the Company in state court in Dade County, Florida for an alleged violation of a non-compete agreement alleging damages in excess of $15,000. We do not believe the allegations have legal merit and are vigorously defending the action and have filed a motion to quash service or, in the alternative, to dismiss the complaint for lack of jurisdiction. However, we cannot predict with certainty the outcome or effect of this litigation. In 2005 Clipper Telecommunications, Inc., Comchoice, Inc. and Coinlink, L.L.C. (the “Plaintiffs”) initiated a lawsuit against the Company and APCC Services, Inc. (a collector of dial around compensation for the payphones industry) in the United States District Court for the Western District of Texas. The complaint alleged damages in excess of $75,000 relating to dial around compensation collected by APCC Services, Inc. and held in the Company’s accounts with APCC. The Company was successful in obtaining a dismissal of the action. In December of 2006, the Plaintiffs filed a substantially similar complaint against the Company and APCC Services, Inc. in the state court of Texas. We do not believe the allegations have legal merit and are vigorously defending the action. However, we cannot predict with certainty the outcome or effect of this or other litigation in which the Company is or may become involved. On March 13, 2006, three former employees from the Puerto Rico branch filed a lawsuit against the Company in the Commonwealth of Puerto Rico, Court of First Instance, Manati Courthouse subsequent to their termination that had occurred while Empire was managing the Company pursuant to the Management Services Agreement. The lawsuit alleged damages in excess of $300,000. The Company reached a settlement with the former employees on September 18, 2007. At December 31, 2006, adequate provision was made in the financial statements for losses relating to this matter.

We filed a Certificate of Dissolution with the Secretary of State of the State of Delaware effective February 14, 2007. Pursuant to Delaware General Corporation Law, we will continue to exist for three years after the Certificate of Dissolution is filed or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us to gradually close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under Delaware General Corporation Law, in the event we fail to create during this three-year period an adequate contingency reserve for payment of our expenses and liabilities, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder. Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts that may be established in connection with the dissolution) in the dissolution, this means that a stockholder could be required to return all distributions previously made to such stockholder and receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known, contingent, and unknown liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” even though compliance with such reporting requirements is economically burdensome. We have sought and will continue to attempt to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act, but to date we have not been successful in obtaining relief. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, the Securities and Exchange Commission has not granted, and may not in the future agree to grant, any such relief.

Our Board of Directors may at any time turn management of the liquidation of the Company over to a third party, and some or all of our directors may resign from our board at that time.

Our Board of Directors may at any time turn our management over to a third party to complete the liquidation of any remaining assets, satisfaction of any remaining liabilities and distribute any available proceeds to our stockholders, and some or all of our directors may resign from our board at that time. Our Board of Directors currently consists of Guy A. Longobardo, our Chief Executive Officer and Chairman of the Board, Michael H. McClellan, our Executive Vice President, Chief Financial Officer and Treasurer and Michael H. Buck. If management is turned over to a third party and all of our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

If we are deemed to be an investment company, we may be subject to substantial regulation that would cause us to incur additional expenses and reduce the amount of assets available for distribution.

If we invest our cash and/or cash equivalents in investment securities, we may be subject to regulation under the Investment Company Act of 1940. If we are deemed to be an investment company under the Investment Company Act because of our investment securities holdings, we must register as an investment company under the Investment Company Act. As a registered investment company, we would be subject to the further regulatory oversight of the Division of Investment Management of the Securities and Exchange Commission, and our activities would be subject to substantial regulation under the Investment Company Act. Compliance with these regulations would cause us to incur additional expenses, which would reduce the amount of assets available for distribution to our stockholders. To avoid these compliance costs, we intend to invest our cash proceeds in money market funds and government securities, which are exempt from the Investment Company Act but which currently provide a very modest return.

Item 7. Description of Property.

Pursuant to the First Amendment, the Company assigned all its operating leases to Empire and was released from its contractual obligations relating to future operating lease payments.

Item 8. Directors and Executive Officers and Significant Employees.

The following sets forth information concerning our executive management and directors, including each person’s name, age as of December 31, 2006, and principal occupation or employment during the past five years.

Name	Age	Position
Guy A. Longobardo	46	President, Chief Executive Officer and Chairman of the Board(1)(2)
Michael H. McClellan	55	Executive Vice President, Chief Financial Officer and Treasurer(1)(2)
David C. Jones	63	Vice President of Human Resources and Investor Relations and Secretary(1)

Michael H. Buck	72	Director(2)

(1)                                  Executive Officer

(2)                                  Director

Mr. Longobardo has been the President, Chief Executive Officer and Chairman of the Board of Directors since he joined the Company in February 2001. Mr. Longobardo was re-elected as a Class III director to the Board at the Annual Meeting of Stockholders held February 15, 2006 for a term ending on the date of the annual meeting following December 31, 2008. Prior to that time he served as General Counsel, Vice President of Corporate Development and Corporate Secretary of AMNEX, Inc. since March 1998 and assumed the duties of Chief Executive Officer of AMNEX, Inc. and its subsidiaries after AMNEX had filed for bankruptcy in May of 1997. From February 1995 until joining AMNEX, Mr. Longobardo was employed by HSBC Securities, Inc., the U.S. securities subsidiary of HSBC Holdings plc, where he most recently served as a Managing Director and Head of Corporate Finance in its Investment Banking Division. From 1985 through February 1994, he was an attorney in the Corporate Department of the law firm of Milbank, Tweed, Hadley & McCloy. Mr. Longobardo holds a BA degree in Economics from Williams College and a JD from

Columbia University School of Law. Mr. Longobardo served as a director on the board of the American Public Communications Council.

Mr. McClellan is the Executive Vice President, Chief Financial Officer and Treasurer of the Company. Mr. McClellan has also served on our Board since July 2003. Mr. McClellan was re-elected a Class III director to the Board at the Annual Meeting of Stockholders held February 15, 2006 for a term ending on ending on the date of the annual meeting following December 31, 2008. Mr. McClellan earned his Bachelor of Science Degree from Stanford University in Palo Alto, California. He later earned his MBA degree in Finance and Accounting from Rollins College in Winter Park, Florida. Prior to joining us in December 2000, Mr. McClellan served as Vice President-Finance for UPS Truck Leasing. He joined UPS Truck Leasing in 1987 and held various positions in the Finance Department. At UPS, Mr. McClellan was responsible for creating the financial modeling and forecasting, cost reduction requirements and programs improving returns on invested capital. Mr. McClellan served as an alternate director on the board of the American Public Communications Council.

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

Mr. Michael H. Buck was appointed a Board Member in November 2002 as a Class I Director. Mr. Buck was re-elected as a Class I director to the Board at the Annual Meeting of Stockholders held February 15, 2006 for a term ending on the date of the annual meeting following December 31, 2006. Mr. Buck was President of Buckland Group Inc, a Sears Authorized Dealer from November 2001 until December 2003. Mr. Buck was also owner of Communications Opportunities from 1998 until 2000. Mr. Buck also served as a member of the creditors committee during the Old ETS bankruptcy. Mr. Buck earned his BA Degree from Dartmouth College. Mr. Buck also was a Registered Representative for a New York Stock Exchange member firm from 1968 until 1997. Mr. Buck acted as an agent selling payphone leases for Old ETS.

Item 9. Remuneration of Directors and Officers.

The following table sets forth the aggregate annual remuneration of each of the three highest paid persons who are officers or directors and the aggregate annual remuneration of the officers and directors as a group during the issuer’s last fiscal year.

Name of Individual or Identity of Group	Capacities in Which Remuneration Was Received	Aggregate Remuneration(1)
Guy A. Longobardo	President and Chief Executive Officer	$363,565
Michael H. McClellan	Executive Vice President and Chief Financial Officer	$304,940
Jeffery E. Fennell	Senior Vice President and Chief Operating Officer	$198,617
Officers and Directors as a Group(2)		$1,069,956

(1)                                  Amounts paid to Mr. Longobardo and Mr. McClellan include payments in respect of incentive and retention compensation pursuant to their Employment Agreements, as described below. The amount paid to Mr. Fennell includes a payment pursuant to change in control provisions contained in his Employment Agreement with the Company.

(2)                                  The Officers and Directors Group consists of 4 officers and 3 directors. One of the officers, Jeffrey E. Fennell, and two of the directors, S. Gregory Hays and Michael M. Scott, resigned in March 2006.

Directors Compensation

Non-executive officer members of the Board of Directors receive $20,000 annually for service on the Board of Directors or any committee thereof. In addition, Directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings.

Employment Agreements

The Company has employment agreements with Guy A. Longobardo and Michael H. McClellan and a Change-in-Control Agreement with David C. Jones.

On December 5, 2002, we entered into a two-year employment agreement with Guy A. Longobardo, our President and Chief Executive Officer. The employment agreement was subsequently renewed for additional one-year terms in January 28, 2005 and November 11, 2005 (at which time the agreement was renewed for an additional one-year term ending on December 31, 2006). In February 2004, Mr. Longobardo requested that the Board of Directors approve the reduction of his annual salary to $240,000 and also reduce other benefits provided under his employment agreement. The Board of Directors subsequently approved this salary and benefit reduction. Pursuant to the March 29, 2006 amendment, in order to help effectuate the closing of the Asset Sale Agreement and the dissolution and winding down of the Company, in lieu of a severance and termination payment and in consideration of his continued employment, Mr. Longobardo received an incentive payment of $180,000 on May 16, 2006, and effective on the date of payment of the incentive payment, his annual base salary was reduced from $240,000 to $120,000. The employment agreement with Mr. Longobardo, as amended, also contains the following provisions: an annual bonus to be determined by our Board; a term of one year commencing March 29, 2006 renewable by mutual agreement of both parties; housing and car allowances; such benefits as currently exist for executives of our Company; and provision of medical insurance for Mr. Longobardo and his dependents for a period of nine months following the termination of his employment for any reason other than for cause (as defined in the employment agreement).

On December 5, 2002, we entered into a four-year employment agreement with Michael H. McClellan, our Executive Vice President and Chief Financial Officer. Pursuant to the March 29, 2006 amendment, in order to help effectuate the closing of the Asset Sale Agreement and the dissolution and winding down of the Company, in lieu of a severance and termination payment and in consideration of his continued employment, Mr. McClellan received an incentive payment of $165,000 on May 16, 2006, and, effective on the date of the payment of the incentive payment, his annual base salary was reduced from $165,000 to $82,500. The employment agreement with Mr. McClellan, as amended contains the following provisions: an annual bonus to be determined by our Chief Executive Officer; a term of one year commencing March 29, 2006 renewable by mutual agreement of both parties; such benefits as currently exist for executives of our Company; and provision of medical insurance for Mr. McClellan and his dependents for a period of twelve months following the termination of his employment for any reason other than for cause (as defined in the employment agreement).

The Company entered into a Change in Control Agreement with David C. Jones, Vice President of Human Resources and Secretary on January 28, 2005 and entered into an amendment thereto as of March 29, 2006 (the “Change in Control Agreement”). The Change in Control Agreement was amended effective as of March 29, 2006, in order to help effectuate the closing of the Asset Sale Agreement and the dissolution and winding down of the Company, in lieu of a severance and termination payment and in consideration of Mr. Jones’ continued employment, Mr. Jones received an incentive payment of $60,000 on May 16, 2006, and effective on the date of the payment of the incentive payment, his annual base salary was reduced from $120,000 to $60,000. The Change in Control Agreement provides that following the termination of Mr. Jones, the Company shall continue medical insurance for Mr. Jones and any dependents on the same terms as exist on the date of termination for six (6) months following the date of termination and after that six (6) month period Mr. Jones shall be entitled to elect eighteen months of continuation coverage under COBRA.

This brief description of the amendments set forth above is not intended to be complete and is qualified in its entirety by reference to the full text of the amendments which are annexed hereto as Exhibits 10.4.3, 10.5.2 and 10.7.1 and incorporated herein by reference.

Item 10. Security Ownership of Management and Certain Security Holders.

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of September 30, 2007 for (a) each of the three highest paid persons who are officers or directors and (b) all directors and current executive officers of the Company as a group. The Company does not have any ten percent (10%) shareholders. Except as otherwise noted, the Company believes that the persons or entities in this table have sole voting and investing power with respect to all the shares of Common Stock owned by them. Any information appearing below concerning persons other than officers and directors of the Company is to the Company’s best knowledge based on information obtained from the Company’s transfer agent.

Title of Class	Name and Address of Owner	Amount owned	Percent of Class
Common	Guy A. Longobardo(1)(2) PO Box 143209 Fayetteville, GA 30214	0	*

Common	Michael H. McClellan(1)(2) PO Box 143209
	Fayetteville, GA 30214	0	*

Common	David C. Jones(1) PO Box 143209 Fayetteville, GA 30214	0	*

Common	Officers and Directors as a Group(3)	4,479	*

*	Less than 1%
(1)	Executive Officer
(2)	Director
(3)	The Officers and Directors Group consists of 3 officers and 1 director. Michael H. Buck is a director and owns 4,479 shares of Common Stock.

Item 11. Interest of Management in Certain Transactions.

The Company has employment agreements with Guy A. Longobardo and Michael McClellan and a Change-in-Control Agreement with David C. Jones. See “Item 9. Remuneration of Directors and Officers.”

PART II

Item 1. Market Price of and Dividends on the Registrant’s Common Equity and Other Stockholder Matters.

There is no public trading market for the Common Stock of the Company. As of December 31, 2006, there were approximately 12,500 holders of record of our Common Stock.

To date, the Company has not paid any dividends on the Common Stock, and the Board of Directors does not currently intend to declare cash dividends on the Common Stock. Any future distributions will be liquidating distributions. The Company cannot predict with certainty the precise amount of the liquidation distribution to stockholders. The Company has not established a firm timetable for distributions to its stockholders. However, the Board of Directors intends, subject to contingencies inherent in winding down the Company’s business, to make such distributions as promptly as practicable. The timing of any distribution will depend on and could be delayed by, among other things, obstacles with claim settlements with creditors. Any delays could substantially diminish amounts available for distribution to our stockholders.

Item 2. Description of Exhibits.

The information required under this item is included under Part III, Item 1, below.

Item 3. Changes in and Disagreements with Accountants.

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders of the Company for a vote during the fourth quarter of the fiscal year covered by this report.

Item 5. Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires that officers and directors of the Company, as well as those persons who beneficially own more than 10% of the outstanding common stock of the Company, file reports of security ownership and changes in such ownership on Forms 3, 4 and 5 (and amendments thereto) with the Securities and Exchange Commission within specified time periods. Based solely on a review of copies of such reports furnished to the Company, the Company believes that during the year ended December 31, 2006, such filing requirements were complied with by its officers, directors and applicable shareholders.

PART F/S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Payphone Wind Down Corporation

We have audited the statement of operations, shareholders’ equity (deficiency), and cash flows of Payphone Wind Down Corporation (the “Company”) for the year ended December 31, 2005. We also have audited the statement of net assets in liquidation of Payphone Wind Down Corporation as of December 31, 2006, and the related statement of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.   Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A to the financial statements, the stockholders of Payphone Wind Down Corporation approved a plan of liquidation on February 15, 2006, and the Company began liquidation shortly thereafter, with operations continuing through December 31, 2006. As a result, the Company changed its basis of accounting effective January 1, 2006, from the going concern basis to the liquidation basis.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the results of operations and cash flows of Payphone Wind Down Corporation for the year ended December 31, 2005, the net assets in liquidation as of December 31, 2006, and the changes in net assets in liquidation for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America applied on the bases of accounting described in the preceding paragraph.

/s/Tauber & Balser, P.C.

Atlanta, Georgia

October 9, 2007

PAYPHONE WIND DOWN CORPORATION

(FORMERLY ETS PAYPHONES, INC.)

STATEMENT OF NET ASSETS IN LIQUIDATION

DECEMBER 31, 2006

ASSETS
Cash	$2,018,893
Cash, restricted	83,285
Accounts receivable	1,298,063
Inventories	402,440
Payphones, property and equipment	3,773,155
Deposits	157,626
Total assets	7,733,462

LIABILITIES
Advance on sale of business	514,286
Estimated costs to be incurred during liquidation	2,479,574
Accounts payable	2,261,180
Accrued expenses	4,679,853
Accrued property, excise and sales taxes	114,221
Total liabilities	10,049,114

Deficiency in net assets in liquidation	$(2,315,652)

The accompanying notes are an integral part of these financial statements.

PAYPHONE WIND DOWN CORPORATION

(FORMERLY ETS PAYPHONES, INC.)

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE YEAR ENDED DECEMBER 31, 2006

PRE-LIQUIDATION OPERATIONS
Revenues
Coin calls	$7,395,136
Non-coin calls	3,491,141
Other payphone revenue	598,885
Total revenues	11,485,162

Operating expenses
Direct cost of payphone operations	10,783,112
Selling, general and administrative	2,745,819
Depreciation	120,104
Total operating expenses	13,649,035

Loss from operations	(2,163,873)

Other income, net	866,133

Loss from pre-liquidation operations	(1,297,740)

LIQUIDATION ACTIVITIES
Administrative expenses incurred after entering liquidation	(4,512,630)
Net unrealized gain on revaluations of assets and liabilities	931,529
Net loss in liquidation	(3,581,101)

Net decrease in net assets	(4,878,841)

Shareholders’ equity at beginning of year	2,563,189

Deficiency in net assets in liquidation at December 31, 2006	$(2,315,652)

The accompanying notes are an integral part of these financial statements.

PAYPHONE WIND DOWN CORPORATION

(FORMERLY ETS PAYPHONES, INC.)

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

REVENUES
Coin Calls	$10,749,793
Non-coin calls	4,990,470
Other payphone revenue	768,958
Total Revenues	16,509,221
OPERATING EXPENSES
Telephone charges	5,421,121
Commissions	4,463,135
Service, maintenance and network costs	5,143,571
Depreciation and amortization	1,035,827
Selling, general and administrative	5,081,151
Total operating expenses	21,144,805
Loss from Operations	(4,635,584)
OTHER INCOME
Interest income	13,882
Reorganization income, net	411,336
Other income	2,547,957
Gain on asset sales	654,179
Total other income, net	3,627,354
NET LOSS	$(1,008,230)
Basic and diluted net loss per common share	$(0.20)
Weighted average number of common shares outstanding	4,987,624

This statement has been prepared on the going concern basis of accounting.

The accompanying notes are an integral part of these financial statements.

PAYPHONE WIND DOWN CORPORATION

(FORMERLY ETS PAYPHONES, INC.)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2004	4,987,624	$499	$11, 432,656	$(7,861,736)	$3,571,419
Net loss	—	—	—	(1,008,230)	(1,008,230)
Balance at December 31, 2005	4,987,624	499	11,432,656	(8,869,966)	2,563,189
Net decrease in net assets	—	—	—	(4,878,841)	(4,878,841)
Balance at December 31, 2006	4,987,624	$499	$11,432,656	$(13,748,807)	$(2,315,652)

Common Stock, par value $.0001 per share; authorized 6,000,000 shares; 4,987,624 shares issued and outstanding

The accompanying notes are an integral part of these financial statements.

PAYPHONE WIND DOWN CORPORATION

(FORMERLY ETS PAYPHONES, INC.)

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

Operating Activities
Net loss	$(1,008,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,035,827
Gain on asset sales	(654,179)
Decrease in restricted cash balance, net	479,629
Decrease in accounts receivable	282,544
Decrease in inventories	77,842
Decrease in prepaid expenses	20,011
Decrease in accounts payable	(181,653)
Decrease in tax liabilities	(818,151)
Increase in accrued expenses	214,592
Increase in deposits	(19,666)
Total Adjustments	436,796
Net cash used in operating activities	(571,434)
Investing Activities
Purchase of fixed assets	(23,221)
Proceeds from sale of fixed assets	503,129
Advance on sale of business	382,143
Net cash (used by) provided by investing activities	862,051
Net increase in cash	290,617
Cash—Beginning of Year	1,544,999
Cash—End of Year	$1,835,616
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,128

This statement has been prepared on the going concern basis of accounting.

The accompanying notes are an integral part of these financial statements.

PAYPHONE WIND DOWN CORPORATION

(FORMERLY ETS PAYPHONES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE A—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Payphone Wind Down Corporation (“we,” “us,” “our,” or the “Company”), formerly ETS Payphones, Inc. (“ETS”), is a Delaware corporation that operated, serviced, and maintained a system of payphones, concentrated primarily in the Eastern and Southern United States (other than Florida), as well as the District of Columbia and Puerto Rico. The Company also provided other telecommunications products to certain of its clients. Pursuant to the Annual Meeting of Stockholders held on February 15, 2006, the stockholders of the Company approved, among other things, the winding down of our operations following the sale of substantially all of our assets to Empire Payphones, Inc. (“Empire”), pursuant to an Asset Sale Agreement dated November 1, 2005 (the “Asset Sale Agreement”). The Board of Directors of the Company (the “Board of Directors”) approved the dissolution on October 31, 2005 subject to stockholder approval and consummation of the Asset Sale Agreement. On February 9, 2007, pursuant to the First Amendment to the Asset Sale Agreement, dated as of February 9, 2007 (the “First Amendment”), the parties finalized the Asset Sale Agreement and agreed that the closing date would be deemed effective as of December 31, 2006 (the “Closing Date”). However, for financial reporting purposes, the Company has deemed the sale date to be concurrent with the closing, February 9, 2007, and accordingly, has recorded the sale of the assets on that date. On February 12, 2007, the Company amended the Certificate of Incorporation of the Company to change the name of the Company to “Payphone Wind Down Corporation” from ETS Payphones, Inc. In order to accomplish the liquidation and dissolution, on February 14, 2007, the Board of Directors filed a Certificate of Dissolution of the Company (“Certificate of Dissolution”) with the Delaware Secretary of State to dissolve the Company. Since February 9, 2007, the Company’s activities have been limited solely to those incidental to effecting its dissolution, including the investment of any funds being held in reserve and the distribution of its remaining assets to its stockholders.

Upon the filing of the Certificate of Dissolution with the State of Delaware, the Company ordered the transfer agent to close the stock transfer books to discontinue recording transfers of the Company’s common stock at the close of business on the Closing Date (the “Final Record Date”). As a result of the approval by the Company’s stockholders of the sale of substantially all of the assets of the Company and approval of the liquidation and dissolution of the Company following the closing of the sale, the Company changed its basis of accounting to the liquidation basis of accounting as of January 1, 2006. If the Company elected to continue to use the going concern basis of accounting to present its operations for the period January 1, 2006 through February 14, 2006, the effect would be immaterial.

As of December 31, 2006, the Company employed 4 people.

On September 11, 2000, ETS filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. ETS continued to operate as debtor-in-possession subject to the jurisdiction of the Bankruptcy Court for the District of Delaware. On November 14, 2001, the Joint Reorganization Plan was approved by the Court. On December 5, 2002, the “Reorganization Date” or “Effective Date”, all conditions necessary for the approval of the Joint Reorganization Plan had occurred and the Joint Reorganization Plan became effective.

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

Basis of Accounting

The financial statements for the fiscal year ended December 31, 2005, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of our shareholders’ approval of the sale of substantially all of the Company’s assets and the imminent nature of the liquidation of our Company, the Company adopted the liquidation basis of accounting effective January 1, 2006. The liquidation basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. For financial statement presentation purposes, liquidating activities are limited to those relating to the revaluation and disposition of assets and liabilities as well as costs incurred or expected to be incurred specifically as a result of liquidation. The financial statements do not include estimated future operating losses expected to be incurred prior to the final liquidation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. With regard to the liquidating activities, the amounts ultimately realizable from the disposition of the remaining assets, including costs to be incurred in connection with the liquidation, or the amounts that creditors will agree to accept in settlement of the obligations due them, may differ materially from the estimated or other amounts shown in the accompanying financial statements, and the estimates are subject to material change in the near term.

The conversion from the going concern basis to the liquidation basis of accounting required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of January 1, 2006, the date of adoption of the liquidation basis of accounting.

Adjust assets and liabilities to fair value:
Adjustment to write up fixed assets	$851,999

Accrued estimated net costs during liquidation:
Costs to be incurred during liquidation period	$(1,929,391)

Total adjustments	$(1,077,392)

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation and severance for the remaining employees, board fees, fees of professional service providers, and miscellaneous other costs. Such costs were estimated at $2,479,574 as of December 31, 2006. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining facility leases, and the timing of distributions to shareholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred may increase, reducing net assets available in liquidation.

Sale of the Company; Winding Down of Operations

As reported in the Form 8-K filed November 7, 2005 (the “November 7 Form 8-K”) and the Definitive Proxy Statement, filed on January 4, 2006 (the “Definitive Proxy Statement”), the Company entered into the Asset Sale Agreement and related agreements including a security agreement and a promissory note to sell substantially all of its operating assets to Empire. The assets sold to Empire included, subject to certain exclusions, the Company’s payphones and related equipment, miscellaneous equipment, furniture, fixtures, general supplies, computers, software, promotional materials, customer lists, tools and spare parts inventory used in the operation of the business (the “Sale Assets”), contracts related to the Sale Assets, all of the Company’s interest in and to certain pay telephone numbers, trade names, trademarks and other intellectual property. In addition, as reported in the November 7 Form 8-K and in the Definitive Proxy Statement, the Company also entered into a Management Services Agreement effective November 1, 2005 (“Management Services Agreement”), with Empire pursuant to which Empire provided management services and funded the operational losses of the Company pending consummation of the sale transaction. As of December 31, 2006, the Company had not accrued any receivables for any unfunded operational losses.

As reported in the Form 8-K filed February 15, 2007 (the “February 15, 2007 Form 8-K”), on February 9, 2007, the Asset Sale Agreement was amended pursuant to the First Amendment. The First Amendment amended the Asset Sale Agreement to, among other things, specify that the remaining purchase price to be paid to the Company pursuant to the Asset Sale Agreement was $1,827,966 (the “Remaining Purchase Price”). The First Amendment provided that the Remaining Purchase Price was in full and final satisfaction of the remaining unpaid amount of (i) the Purchase Price (as defined in the Asset Sale Agreement) remaining under the Asset Sale Agreement through December 31, 2006 and (ii) any Shortfall Advances (as defined in the Management Services Agreement) accrued through December 31, 2006 pursuant to the Management Services Agreement. Pursuant to the First

Amendment, the Company and Empire agreed that for purposes of the Asset Sale Agreement, the Closing Date would be deemed to be effective as of December 31, 2006.

Pursuant to the terms of the Asset Sale Agreement, as amended by the First Amendment, the Company received $802,966 in cash on February 9, 2007, and a secured Promissory Note, dated as of December 31, 2006, from Empire in the principal amount of $1,025,000.

The Promissory Note provided that the principal amount will be paid to the Company in monthly installments beginning on the Closing Date with the last payment occurring on August 31, 2007. The Promissory Note contained a guaranty by Manhattan Telecommunications Corporation of certain obligations of Empire under the Promissory Note. On August 29, 2007, Empire paid the Promissory Note in full.

The aggregate consideration received by the Company in connection with the transaction is approximately $4.5 million.

The description above is more fully explained in the November 7 Form 8-K, the February 15, 2007 Form 8-K and the Definitive Proxy Statement filed January 4, 2006 and to the exhibits therein, which are incorporated herein by reference.

Stockholder Approval

Pursuant to the Annual Meeting of Stockholders held February 15, 2006, the stockholders of the Company approved, among other things, the sale of substantially all of our assets to Empire pursuant to the Asset Sale Agreement and the winding down of our operations following the sale of substantially all of our assets to Empire.  In order to accomplish the liquidation and dissolution of the Company, in accordance with Delaware General Corporation Law, the Board of Directors adopted a plan of dissolution. Pursuant to the plan of dissolution, on February 14, 2007, the Company filed a Certificate of Dissolution with the Delaware Secretary of State to dissolve the Company.

Once a corporation is dissolved under Delaware law, its existence is automatically continued for a term of three years, or for such longer period as the Delaware Court of Chancery directs, solely for the purpose of winding down its business. The process of winding down includes: (1) the prosecution and defense of lawsuits, if any; (2) the settling and closing of any business; (3) the disposition and conveyance of any property; (4) the discharge of any liabilities; and (5) the distribution of any remaining assets to the stockholders.

Pursuant to Delaware law, the Company will continue in existence until at least February 14, 2010. Since February 9, 2007, the Company’s activities have been limited solely to those incidental to effecting its dissolution, including the investment of any funds being held in reserve and the distribution of its remaining assets to its stockholders. After the consummation of the Asset Sale Agreement, the only remaining assets and properties of the Company are expected to be cash and certain receivables. Pursuant to the Asset Sale Agreement, the Company reduced its number of employees significantly, with most employees being hired by Empire and other employees being terminated. As of December 31, 2006, only three directors and four employees (two of which are directors) remained; as of March 31, 2007, the employee count was further reduced to three. The remaining staff will be principally engaged in dealing with the winding down and dissolution of the Company.

As part of the dissolution of our Company, the Board of Directors may at any time delegate the wind down and management of our Company to a third party, including possibly a liquidating trust, to complete the liquidation of our remaining assets and distribute the proceeds to the stockholders. In addition to the employment agreements with our existing employees, we may pay our officers, directors, employees or agents additional compensation for services rendered in the dissolution.

The Company cannot predict with certainty the precise amount of the liquidation distribution to stockholders. The Company has not established a firm timetable for distributions to its stockholders. However, the Board of Directors intends, subject to contingencies inherent in winding down the Company’s business, to make such distributions as promptly as practicable. The timing of any distribution will depend on and could be delayed by, among other things, obstacles with claim settlements with creditors. Any delays could substantially diminish amounts available for distribution to our stockholders.

As a result of future expenses that will be incurred, both anticipated and not anticipated, dissolution and liquidation may not provide value to the Company’s stockholders or result in any remaining capital for distribution to its stockholders. In addition, claims, liabilities and expenses during the winding down of the Company will continue to be incurred which will reduce the amount of assets available for distribution. Any distributions made by the Company shall be made solely to the stockholders of record at the close of business on the Final Record Date except as may be necessary to reflect subsequent transfers recorded on our books as a result of assignments by will, intestate succession or operation of law.

Close of Stock Transfer Books

Upon the filing of a Certificate of Dissolution with the State of Delaware, the Company ordered the transfer agent to close the stock transfer books to discontinue recording transfers of the Company’s common stock at the close of business on the Final Record Date. As such no transfers of the Company’s common stock will be recorded except transfers as a result of assignments by will, intestate succession or operation of law.

Cash and Cash Concentration

The cash balance of $2,018,893 is not restricted and is available for normal Company operations.

The restricted cash balance of $83,285 consists of funds restricted per the Joint Reorganization Plan for payment to creditors. Payments to unsecured creditors were made during 2004 through 2006. The Company also acted as Disbursing Agent for the Litigation Trust, which made payments to both unsecured creditors and ETS stockholders in 2004. The Litigation Trust disbursement was still in process as of the end of 2004, and continued into early 2005. The establishment and activities of the Litigation Trust are more fully described in the Company’s 2003 Form 10-KSB filing and 2004 Form 10-KSB filing.

The Company maintains its cash balances in several financial institutions. These balances, at times, may exceed federally insured limits. The Company believes no significant concentration of credit risk exists with respect to these cash holdings.

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which was $1,298,063 at December 31, 2006. Uncollectible receivables are written off based on the Company’s experience with collections. The Company no longer carries an allowance for doubtful accounts.

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

Revenue Recognition

The Company derives its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited into payphones. Coin call revenues are recorded in the amount of coins deposited in the payphones and in the period deposited. Revenue from non-coin calls, which includes dial-around compensation, is discussed in Note B, as are other non-coin revenue items.

Inventories and Fixed Assets

Due to the Company changing to the liquidation basis of accounting, the valuation of assets and liabilities has been adjusted to reflect the amounts expected to be realized in liquidation as a result of their sale to Empire Payphones, Inc. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan. The actual values and costs may differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount, if any, that will ultimately be distributable to shareholders.

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

NOTE B—ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

Accounts receivable are composed of four types: Dial-around compensation (“DAC”), Operator Service Provider (“OSP”), Semi-public (“Semi-pub”), and Empire. DAC is payment from long distance carriers for calls made from the Company’s payphones. Dial-around services, such as pre-paid calling cards, 1-800-Collect, and 1-800-CALLATT, are more frequently used at payphones than in the past. The proliferation in dial-around services is perhaps most plainly evidenced by the fact that entirely new “toll-free” prefixes were needed along with the 101XXXX access numbers that are used by the interexchange carriers (“IXCs”). DAC, which typically comprises about 20% of the Company’s revenue, is estimated based on historical values. The majority of DAC payments are issued quarterly through several main clearinghouses that specialize in processing DAC data.

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

Semi-pub revenue is obtained from customers whose call volume would not support a normal payphone installation. The customer is willing to pay a monthly fee to the Company for the convenience of having a payphone on their premises (accommodation of clientele, employees, etc.).

Empire receivable is the amount outstanding for the June 30, 2005 sale of the Northeast business (New York, New Jersey, Massachusetts and Connecticut) to Empire Payphones, Inc. The remaining balance was paid in full on August 29, 2007.

A detail of the accounts receivable balance at December 31, 2006 is as follows:

Dial around calls	929,720
Empire	270,096
OSP	55,663
Other receivables	42,584
Total receivables	$1,298,063

NOTE C—FIXED ASSETS

Fixed assets were revalued as of January 1, 2006, in accordance with the Company’s change to the liquidation basis of accounting and no further depreciation was recorded after that date. The revaluation was based on the fair market value as determined by the Asset Sale Agreement and the subsequent First Amendment.

NOTE D—FRESH-START ACCOUNTING AND REORGANIZATION

As previously discussed, the Company adopted the provisions of fresh-start accounting as of December 5, 2002. In adopting fresh-start accounting, the Company engaged an independent financial valuation analyst to assist in the determination of the reorganization value or fair value of the entity.

Plan of Reorganization

On September 11, 2000, the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company continued to operate as debtor-in-possession subject to the jurisdiction of the U.S Bankruptcy Court for the District of Delaware. On November 14, 2001, the Joint Reorganization Plan was approved by the Court. On December 5, 2002, all conditions necessary for the approval of the Joint Reorganization Plan had occurred and the Joint Plan became effective. The Joint Reorganization Plan represents a consensual arrangement between the Committee of Unsecured Creditors, Debtors and the Company.

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

In settlement of a Declaratory Judgment action brought by the Company, holders of payphone investor claims in the amount of $375,000,000 agreed to exchange their investment for equity as shareholders in the Company. Equity was issued in the amount of 4,985,826 shares, based upon a formula approved by the Bankruptcy Court.

A Litigation Trust was created on the Effective Date for the benefit of General Unsecured Claims and Payphone Investor Claims. The Litigation Trust is administered by a trustee selected by the Creditors’ Committee. The Litigation Trust will be funded with property and proceeds of all claims and causes of action of the Company or the Creditors’ Committee existing as of the Petition Date against Charles Edwards, the former CEO of the Company, various insiders, and others as described more fully in the Joint Reorganization Plan. The trustee will make distributions as and when funds become available and at the trustee’s sole discretion. In 2004 the first distribution to Trust beneficiaries was initiated.

Income and expenses resulting from the reorganization totaling $411,336, are reported as reorganization income (expense) in the Statement of Operations for the year ended December 31, 2005. Income and (expenses) directly associated with the Chapter 11 bankruptcy proceedings totaling $(43,985), are included in other income, net, in the 2006 Statement of Changes in Net Assets in Liquidation. These reorganization expenses consisted mainly of professional fees for legal, advisory, and administrative services; 2005 reflects a credit due to settlement of litigation with Puerto Rico Telephone Company.

Payments of restricted cash made by the Company resulting from the plan for the year ended December 31, 2006 are as follows:

Restricted Cash—December 31, 2005	$351,770
Interest earned	2,314
Total restricted cash	354,084

Cash Disbursements:
Pre-Petition taxes paid	169,616
Claims paid (secured)	50,000
Claims paid (unsecured)	51,183
Total cash disbursements	270,799
Restricted Cash—December 31, 2006	$83,285

NOTE E—RETIREMENT PLAN

The Company had a 401k plan through December 31, 2005, that covered all employees who had attained certain service requirements as specified in the plan. The total Company contribution to the plan for the year ended December 31, 2005 was $96,158. In contemplation of the consummation of the Asset Sale Agreement between the Company and Empire Payphones, Inc., the 401k plan was terminated effective as of December 31, 2005.

NOTE F—INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the years ended December 31, 2006 and 2005:

	2006	2005
Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%
Decrease (increase) in tax benefit resulting from:
Depreciation	1.0	32.8
Non-deductible reorganization costs	—	1.4
Revaluation of payphone assets and liquidation accrual	29.0	14.7
Bankruptcy related settlements	—	(21.3)
Increase in valuation allowance	4.0	6.4
Effective income tax rate	0.0%	0.0%

Net deferred taxes consist of the following components as of December 31, 2006:

Deferred Tax assets:

Net operating loss carryforwards	$1,702,769
Less valuation allowance	(1,702,769)
$—

A valuation allowance has been recognized to offset the entire net deferred tax asset due to the uncertainty of realizing the benefit of the net deferred tax asset. The Company has available net operating loss carryforwards totaling approximately $5 million that expire in various periods through 2026.

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

NOTE G—COMMITMENTS AND CONTINGENCIES

Operating leases

Pursuant to the First Amendment, the Company assigned all its operating leases to Empire and was released from its contractual obligations relating to future operating lease payments.

Litigation

The Company is involved from time to time in lawsuits that arise in the ordinary course of our business. In March 2006 Commercial Payphones, Inc., a Florida corporation, initiated a lawsuit against the Company in state court in Dade County, Florida for an alleged violation of a non-compete agreement alleging damages in excess of $15,000. We do not believe the allegations have legal merit and are vigorously defending the action and have filed a motion to quash service or, in the alternative, to dismiss the complaint for lack of jurisdiction. However, we cannot predict with certainty the outcome or effect of this litigation. In 2005 Clipper Telecommunications, Inc., Comchoice, Inc. and Coinlink, L.L.C. (the “Plaintiffs”) initiated a lawsuit against the Company and APCC Services, Inc. (a collector of dial around compensation for the payphones industry) in the United States District Court for the Western District of Texas. The complaint alleged damages in excess of $75,000 relating to dial around compensation collected by APCC Services, Inc. and held in the Company’s accounts with APCC. The Company was successful in obtaining a dismissal of the action. In December of 2006, the Plaintiffs filed a substantially similar complaint against the Company and APCC Services, Inc. in the state court of Texas. We do not believe the allegations have legal merit and are vigorously defending the action. However, we cannot predict with certainty the outcome or effect of this or other litigation in which the Company is or may become involved. On March 13, 2006, three former employees from the Puerto Rico branch filed a lawsuit against the Company in the Commonwealth of Puerto Rico, Court of First Instance, Manati Courthouse subsequent to their termination that had occurred while Empire was managing the Company pursuant to the Management Services Agreement. The lawsuit alleged damages in excess of $300,000. The Company reached a settlement with the former employees on September 18, 2007. At December 31, 2006, adequate provision was made in the financial statements for losses relating to this matter.

NOTE H—OTHER INCOME

Other Income for the years ended December 31 is as follows:

	2006	2005
Dial around true-up settlements	$93,788	$554,889
Legal settlements	656,627	1,531,440
MCI/Worldcom bankruptcy dial around settlement	—	276,626
Other income, net	115,718	185,002
Total	$866,133	$2,547,957

These Other Income items not explained previously or otherwise self-explanatory are as follows:

Dial Around True-Up Settlements Certain DAC true-up payments have been received and recorded as Other Income in 2006 and 2005. These payments are generally not accrued for since the amounts and timing of payment are usually unknown. These payments are the results of past activity on Company payphones that was not reimbursed within the normal payment processing time. These payments usually cover a period of time over a year or more after the time the actual calls were made.

Legal Settlements This relates to funds received in respect of DAC for phones acquired prior to bankruptcy; funds received in respect of carrier over charges paid in prior years; discharge of liability with regard to a New York regulatory authority stipulation agreement; funds received in connection with employee related fraud recovery; funds received in connection with POA Joint Venture settlement.

MCI/Worldcom Bankruptcy Dial Around Settlement These are payments received for dial around revenue paid as a result of the MCI bankruptcy settlement for years prior to 2003. These payments are cents on the dollar payments on the total amounts earned during the time period prior to MCI filing bankruptcy.

NOTE I—SALE OF PAYPHONE ASSETS

2006

In accordance with the Company’s change to the liquidation basis of accounting and the terms set forth in the Asset Sale Agreement and First Amendment, the Company has recorded the anticipated gain from revaluation of assets and liabilities. The anticipated gain is calculated as follows and is included in net unrealized gain on revaluations of assets and liabilities on the Statement of Pre-liquidation Operations and Changes in Net Assets in Liquidation:

Total sale price, $250,000 cash; $2,092,252 receivable; $2,254,745 liabilities assumed		$4,596,997
Less:	$6,223,871 book value less accumulated depreciation of $3,123,565	(3,100,306)
	Parts inventory transferred to buyer	(402,440)
	Deposits transferred to buyer	(95,121)
	Adjustment to carrying value of assets	258,680
	Last payment remaining from June 30, 2005 asset sale to Empire	(37,354)
	Contra items not paid to the Company	(183,008)
	Coin in phones collections not paid to the Company	(105,919)
Gain on revaluation of assets and liabilities		$931,529

2005

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

NOTE J – SUBSEQUENT EVENTS

Stockholder Approval; Winding Down of Operations

Pursuant to the Annual Meeting of Stockholders held February 15, 2006, the stockholders of the Company approved, among other things, the sale of substantially all of our assets to Empire pursuant to the Asset Sale Agreement and the winding down of our operations following the sale of substantially all of our assets to Empire. In order to accomplish the liquidation and dissolution of the Company, in accordance with the Delaware General Corporation Law, the Board of Directors adopted a plan of dissolution. Pursuant to the plan of dissolution, on February 14, 2007, the Company filed a Certificate of Dissolution with the Delaware Secretary of State to dissolve the Company.

Once a corporation is dissolved under Delaware law, its existence is automatically continued for a term of three years, or for such longer period as the Delaware Court of Chancery directs, solely for the purpose of winding down its business. The process of winding down includes: (1) the prosecution and defense of lawsuits, if any; (2) the settling and closing of any business; (3) the disposition and conveyance of any property; (4) the discharge of any liabilities; and (5) the distribution of any remaining assets to the stockholders.

Pursuant to Delaware law, the Company will continue in existence until at least February 14, 2010. Since February 9, 2007, the Company’s activities have been limited solely to those incidental to effecting its dissolution, including the investment of any funds being held in reserve and the distribution of its remaining assets to its stockholders. After the consummation of the Asset Sale Agreement, the only remaining assets and properties of the Company are cash and certain receivables. Pursuant to the Asset Sale Agreement, the Company reduced its number of employees significantly, with most employees being hired by Empire and other employees being terminated. As of December 31, 2006, only three directors, and four employees (two of which are directors)

remained; as of March 31, 2007, the employee count was further reduced to three. The remaining staff will be principally engaged in dealing with the winding down and dissolution of the Company.

As part of the dissolution of our Company, the Board of Directors may, at any time delegate the wind down and management of our Company to a third party, including possibly a liquidating trust, to complete the liquidation of any remaining assets, satisfaction of any remaining liabilities and distribute any remaining proceeds to the stockholders. In addition to the employment agreements with our existing employees, we may pay our officers, directors, employees or agents additional compensation for services rendered in the dissolution.

The Company cannot predict with certainty the precise amount of the liquidation distribution to stockholders. The Company has not established a firm timetable for distributions to its stockholders. However, the Board of Directors intends, subject to contingencies inherent in winding down the Company’s business, to make such distributions as promptly as practicable. The timing of any distribution will depend on and could be delayed by, among other things, obstacles with claim settlements with creditors. Any delays could substantially diminish amounts available for distribution to our stockholders.

As a result of contingent or unmature liabilities that may materialize or mature, dissolution and liquidation may not create value to the Company’s stockholders or result in any remaining capital for distribution to its stockholders. In addition, claims, liabilities and expenses during the winding down of the Company will continue to be incurred which will reduce the amount of assets available for distribution. Any distributions made by the Company shall be made solely to the stockholders of record at the close of business on the Final Record Date except as may be necessary to reflect subsequent transfers recorded on our books as a result of assignments by will, intestate succession or operation of law.

Close of Stock Transfer Books

Upon the filing of a Certificate of Dissolution with the State of Delaware, the Company ordered the transfer agent to close the stock transfer books to discontinue recording transfers of the Company’s common stock at the close of business on the Final Record Date. As such no transfers of the Company’s common stock will be recorded except transfers as a result of assignments by will, intestate succession or operation of law.

PART III

Item 1. Index to Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of ETS Payphones, Inc. dated November 8, 2002(1)
3.2	Certificate of Amendment to the Certificate of Incorporation of ETS Payphones, Inc. dated February 12, 2007(5)
3.3	Bylaws of ETS Payphones, Inc.(1)
4.1	Settlement Agreement For Third Omnibus Claims Objection ETS Payphones, Inc. and UPO dated February 28, 2003(1)
10.1	Cocot Agreement dated September 4, 2002 between Metropolitan Telecommunications, d/b/a MetTel and ETS Payphones, Inc(1)
10.2	Cocot Agreement dated August 16, 2002 between Metropolitan Telecommunications, d/b/a MetTel and ETS Payphones, Inc.(1)
10.3	ETS Creditors’ Litigation Trust Agreement dated December 4, 2002(1)
10.4	Employment Agreement dated December 5, 2002 between ETS Payphones, Inc. and Guy A. Longobardo(1)
10.4.1	Amendment, dated as of January 28, 2005, to Employment Agreement between ETS Payphones, Inc. and Guy A. Longobardo(2)
10.4.2	Amendment, dated as of November 11, 2005, to Employment Agreement between ETS Payphones, Inc. and Guy A. Longobardo(3)
10.4.3	Amendment, dated as of March 29, 2006, to Employment Agreement between ETS Payphones, Inc. and Guy A. Longobardo(5)
10.5	Employment Agreement, dated as of January 28, 2005, dated December 5, 2002 between ETS Payphones, Inc. and Michael H. McClellan(1)
10.5.1	Amendment, dated as of January 28, 2005, to Employment Agreement between ETS Payphones, Inc. and Michael H. McClellan(2)
10.5.2	Amendment, dated as of March 29, 2006, to Employment Agreement between ETS Payphones, Inc. and Michael H. McClellan(5)
10.6	Employment Agreement, dated as of January 28, 2005 between ETS Payphones, Inc. and Jeffrey E. Fennell(2)
10.6.1	Amendment, effective as of April 1, 2006, to Employment Agreement between ETS Payphones, Inc. and Jeffrey E. Fennell(5)
10.7	Form Change in Control Agreement(2)
10.7.1	Amendment, dated as of March 29, 2006, to the January 28, 2005 Change of Control Agreement between ETS Payphones, Inc. and David C. Jones(5)
10.8	Asset Sale Agreement, dated as of November 1, 2005, between ETS Payphones, Inc. and Empire Payphones, Inc.(4)
10.9	Management Services Agreement, dated as of November 1, 2005, between ETS Payphones, Inc. and Empire Payphones, Inc.(4)
10.10	Security Agreement, dated as of November 1, 2005, between ETS Payphones, Inc. and Empire Payphones, Inc.(4)
10.11	Note, dated as of November 1, 2005, between ETS Payphones, Inc. and Empire Payphones, Inc.(4)
10.12	First Amendment to the Asset Sale Agreement, dated as of December 31, 2006, between ETS Payphones, Inc. and Empire Payphones, Inc.(6)
10.13	Promissory Note, by Empire Payphones Inc. to ETS Payphones, Inc., dated as of December 31, 2006(5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

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

(4)           Incorporated by reference from the Company’s Report on Form 8-K dated November 1, 2005 (File No. 000-50712)

(5)           Incorporated by reference from the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50712)

(6)           Incorporated by reference from the Company’s Report on Form 8-K dated February 9, 2007 (File No. 000-50712)

* Filed herewith

Item 2. Description of Exhibits.

The information required under this item is contained in Part III, Item 1, Index to Exhbiits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYPHONE WIND DOWN CORPORATION

By:	/s/ Guy A. Longobardo

Guy A. Longobardo,
President, Chief Executive Officer,
Chairman of the Board and Director

Date:	October 9, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Guy A. Longobardo

Guy A. Longobardo,
President, Chief Executive Officer,
Chairman of the Board and Director

Date:	October 9, 2007

By:	/s/ Michael H. McClellan

Michael H. McClellan,
Executive Vice President,
Chief Financial Officer and Director

Date:	October 9, 2007

By:	/s/ Michael H. Buck

Michael H. Buck,
Director

Date:	October 9, 2007