Form 10QSB
period 2007-03-31
PAYPHONE WIND DOWN CORP
filed 2007-11-13
CIK 1287065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-50712

PAYPHONE WIND DOWN CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	58-2131736
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 143209, Fayetteville, GA	30214
(Address of principal executive offices)	(Zip Code)

(770) 631-3489

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

PAYPHONE WIND DOWN CORPORATION

INDEX TO FORM 10-QSB

MARCH 31, 2007

Part I. Financial Information

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYPHONE WIND DOWN CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

MARCH 31, 2007

(Unaudited)

ASSETS
Cash	$2,288,746
Cash, restricted	83,575
Accounts receivable	5,488,616
Deposits	5,207
Total assets	7,866,144

LIABILITIES
Estimated costs to be incurred during liquidation	1,896,989
Accounts payable	1,396,474
Accrued expenses	3,765,949
Accrued property, excise and sales taxes	66,032
Total liabilities	7,125,444

Net assets in liquidation	$740,700

The accompanying notes are an integral part of these financial statements.

PAYPHONE WIND DOWN CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	For the three months ended March 31,
	2007	2006
PRE-LIQUIDATION OPERATIONS
Coin calls	$601,243	$1,898,977
Non-coin calls	288,032	1,039,083
Other payphone revenues	38,689	343,839
Total revenues	927,964	3,281,899

Direct cost of payphone operations	917,884	3,142,664
Selling, general and administrative	150,379	823,513
Depreciation	—	120,104
Total operating expenses	1,068,263	4,086,281

Loss from operations	(140,299)	(804,382)

Other income	518,642	69,443

Income (loss) from pre-liquidation operations	378,343	(734,939)

LIQUIDATION ACTIVITIES
Administrative expenses incurred after entering liquidation	100,000	(2,468,148)
Net realized gain on sale of assets and liabilities	2,578,009	—
Net unrealized gain on revaluations of assets and liabilities	—	1,001,314
Net income (loss) in liquidation	2,678,009	(1,466,834)

Net increase (decrease) in net assets	3,056,352	(2,201,773)

Shareholders’ equity (deficiency) at beginning of period	(2,315,652)	2,563,189
Net assets in liquidation at March 31, 2007 and 2006	$740,700	$361,416

The accompanying notes are an integral part of these financial statements.

PAYPHONE WIND DOWN CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2007

NOTE A— BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary Information

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the general instructions to Form 10-QSB. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to such SEC rules and regulations. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

The Company

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

Basis of Accounting

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation and severance for the remaining employees, board fees, fees of professional service providers, and miscellaneous other costs. Such costs were estimated at $1,896,989 as of March 31, 2007. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, and the timing of distributions to shareholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred may increase, reducing net assets available in liquidation.

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

The aggregate consideration received by the Company in connection with the transaction was approximately $4.5 million.

The description above is more fully explained in the November 7 Form 8-K, the February 15, 2007 Form 8-K, the Form 10-KSB for the fiscal year ended December 31, 2006, and the Definitive Proxy Statement filed January 4, 2006 and to the exhibits therein, which are incorporated herein by reference.

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

Pursuant to Delaware law, the Company will continue in existence until at least February 14, 2010. Since February 9, 2007, the Company’s activities have been limited solely to those incidental to effecting its dissolution, including the investment of any funds being held in reserve and the distribution of its remaining assets to its stockholders. After the consummation of the Asset Sale Agreement, the remaining assets and properties of the Company consist primarily of cash and certain receivables. Pursuant to the Asset Sale Agreement, the Company reduced its number of employees significantly, with most employees being hired by Empire and other employees being terminated. As of December 31, 2006, only three directors and four employees (two of which are directors) remained; as of March 31, 2007, the employee count was further reduced to three. The remaining staff will be principally engaged in dealing with the winding down and dissolution of the Company.

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

NOTE B—OTHER INCOME

Other income for the three months ended March 31, 2007 and 2006 consists of the following:

2007	Q1

WPTA settlement	$466,710
Loss recovery and other legal settlements	16,655
Interest income	16,908
Other miscellaneous income items	18,369
$518,642

2006	Q1

Dial around true-up receipts for prior years’ operations	$90,027
Local exchange carrier credits from prior years’ operations	12,372
Loss recovery	1,196
Reorganization expense	(43,985)
Interest income	9,571
Other miscellaneous income items	262
$69,443

NOTE C - VALUATION OF ASSETS AND LIABILITIES

Due to the Company changing to the liquidation basis of accounting, the valuation of assets and liabilities has been adjusted to reflect the amounts expected in liquidation. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Company’s existing operations. The carrying amounts presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan. The actual values and costs may differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount, if any, that will ultimately be distributable to shareholders.

NOTE D — SALE OF PAYPHONE ASSETS

In accordance with the terms set forth in the Asset Sale Agreement and First Amendment, the Company has recorded the gain on sale of assets and liabilities to Empire. The gain on sale of assets and liabilities is calculated as follows and is included in net realized gain on sale of assets and liabilities on the Statement of Changes in Net Assets in Liquidation:

Total sale price, $250,000 cash; $2,092,252 receivable; $2,254,745 liabilities assumed		$4,596,997
Adjustments:	Accounts receivable	(1,110,532)
	Fixed assets	(3,773,155)
	Inventory	(402,440)
	Other assets	(95,105)
	Additional liabilities assumed:
	Accounts payable	1,337,589
	Management fees	828,000
	Commissions and bonuses	1,097,172
	Other liabilities	99,483
Gain on sale of assets and liabilities		$2,578,009

NOTE E — ACCOUNTS RECEIVABLE

                As shown in the table below, the accounts receivable balance consists of the remaining amount due on the Promissory Note from Empire (see Note A) and liabilities which were assumed by Empire pursuant to the Sale Agreement and First Amendment that are accounted for pursuant to guidelines set forth in SFAS 140 — Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  We have recorded these items as accounts receivable and corresponding liabilities are also reflected on the Statement of Net Assets in Liquidation.

Item	3/31/07
Note receivable Empire	$747,975
Liabilities assumed by Empire but not derecognized:
Commissions and bonuses	3,351,917
Accounts payable	1,337,589
Other	51,135
Total accounts receivable	$5,488,616

Item 2. Plan of Operation

OUR STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE, OR MAY BE DEEMED TO BE, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS (“CAUTIONARY STATEMENTS”) INCLUDE BUT ARE NOT LIMITED TO OUR ABILITY TO ACCURATELY ESTIMATE THE EXPENSES ASSOCIATED WITH EXECUTING OUR PLAN OF DISSOLUTION AND ANY STATEMENTS REGARDING LIQUIDATING DISTRIBUTIONS, IF ANY, TO OUR STOCKHOLDERS.  ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON BEHALF OF THE COMPANY ARE EXPRESSLY QUALIFIED BY SUCH CAUTIONARY STATEMENTS.  WE ARE UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

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

The aggregate consideration received by the Company in connection with the transaction was approximately $4.5 million.

The description above is qualified in its entirety by the more detailed description in the November 7 Form 8-K, the February 15, 2007 Form 8-K, the Form 10-KSB for the fiscal year ended December 31, 2006, and the Definitive Proxy Statement filed January 4, 2006 and to the exhibits therein, which are incorporated herein by reference.

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

Pursuant to Delaware law, the Company will continue in existence until at least February 14, 2010. The Company’s activities are limited solely to those incidental to effecting its dissolution, including the investment of any funds being held in reserve and the distribution of its remaining assets to its stockholders. After the consummation of the Asset Sale Agreement, the remaining assets and properties of the Company consist primarily of cash and certain receivables. Pursuant to the Asset Sale Agreement, the Company reduced its number of employees significantly, with most employees being hired by Empire and other employees being terminated. Currently, only three directors and three employees (two of which are directors) remain. The remaining staff will be principally engaged in dealing with the winding down and dissolution of the Company.

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

Liquidation Basis of Accounting

The condensed financial statements for the three months ending March 31, 2007 and 2006 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Estimates are periodically reviewed and adjusted. Since the Company is in liquidation, the need to present future quarterly Statements of Operations and Statements of Cash Flows is eliminated.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the dissolution and liquidation plan. The carrying amounts presented in the accompanying Statements of Changes in Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount, if any, that will ultimately be distributable to shareholders.

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

Pursuant to the Management Services Agreement with Empire, through February 9, 2007, we had gradually transitioned the responsibility for accounting, billing, records and collection services relating to payphone operations to Empire.  During the period from January 1, 2007 through February 9, 2007, in connection with the transition to Empire we substantially changed our internal controls over financial reporting and Empire was primarily responsible for the accounting, billing, and collection of all payphone operations related revenue of ETS and the remittance of all related payments and obligations.  During this period, we had oversight of Empire’s performance of its duties under the Management Services Agreement and regularly received information from Empire on the foregoing.  We do not believe the transition and change in personnel had a significant impact on the effectiveness of the design and operation of the Company’s disclosure and controls procedures.   The summary of the services provided by Empire as described herein is qualified in its entirety by the more detailed description in the Current Report on Form 8-K filed on November 7, 2005, the Definitive Proxy Statement filed on January 4, 2006, the Form 8-K filed on February 15, 2007, and the Form 10-KSB for the fiscal year ended December 31, 2006, filed on October 9, 2007, and to the exhibits therein.

Both prior to and following the transition to Empire, we assessed the effectiveness of our internal controls over financial reporting and found such controls, both before and after the transition to Empire, to be effective based upon the criteria set forth by the Certifying Officers.

Except as noted in the preceding paragraph, there were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved from time to time in lawsuits that arise in the ordinary course of our business. In March 2006 Commercial Payphones, Inc., a Florida corporation, initiated a lawsuit against the Company in state court in Dade County, Florida for an alleged violation of a non-compete agreement alleging damages in excess of $15,000. We do not believe the allegations have legal merit and are vigorously defending the action and have filed a motion to quash service or, in the alternative, to dismiss the complaint for lack of jurisdiction. However, we cannot predict with certainty the outcome or effect of this litigation. In 2005 Clipper Telecommunications, Inc., Comchoice, Inc. and Coinlink, L.L.C. (the “Plaintiffs”) initiated a lawsuit against the Company and APCC Services, Inc. (a collector of dial around compensation for the payphones industry) in the United States District Court for the Western District of Texas. The complaint alleged damages in excess of $75,000 relating to dial around compensation collected by APCC Services, Inc. and held in the Company’s accounts with APCC. The Company was successful in obtaining a dismissal of the action. In December of 2006, the Plaintiffs filed a substantially similar complaint against the Company and APCC Services, Inc. in the state court of Texas. We do not believe the allegations have legal merit and are vigorously defending the action. However, we cannot predict with certainty the outcome or effect of this or other litigation in which the Company is or may become involved. On March 13, 2006, three former employees from the Puerto Rico branch filed a lawsuit against the Company in the Commonwealth of Puerto Rico, Court of First Instance, Manati Courthouse subsequent to their termination that had occurred while Empire was managing the Company pursuant to the Management Services Agreement. The lawsuit alleged damages in excess of $300,000. The Company reached a settlement with the former employees on September 18, 2007. At March 31, 2007, adequate provision was made in the financial statements for losses relating to this matter.

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of ETS Payphones, Inc., dated November 8, 2002 (1)
3.2	By-Laws of ETS Payphones, Inc. (1)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Company’s Registration Statement on Form 10-SB (File No. 000-50712)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYPHONE WIND DOWN CORPORATION

Date: November 13, 2007	By:	/s/ GUY A. LONGOBARDO
Guy A. Longobardo
President and Chief Executive Officer

	By:	/s/ MICHAEL H. MCCLELLAN
Michael H. McClellan
Executive Vice President,
Chief Financial Officer and Treasurer