Form 10QSB
period 2007-06-30
PAYPHONE WIND DOWN CORP
filed 2007-11-14
CIK 1287065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PAYPHONE WIND DOWN CORPORATION

INDEX TO FORM 10-QSB

JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYPHONE WIND DOWN CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

JUNE 30, 2007

(Unaudited)

ASSETS
Cash	$2,273,853
Cash, restricted	83,575
Accounts receivable	5,091,542
Deposits	323,313
Total assets	7,772,283

LIABILITIES
Estimated costs to be incurred during liquidation	1,765,903
Accounts payable	1,396,474
Accrued expenses	3,763,119
Accrued property, excise and sales taxes	66,032
Total liabilities	6,991,528

Net assets in liquidation	$780,755

The accompanying notes are an integral part of these financial statements.

PAYPHONE WIND DOWN CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
PRE-LIQUIDATION OPERATIONS
Coin calls	$—	$1,885,941	$601,243	$3,784,918
Non-coin calls	—	1,012,174	288,032	2,051,257
Other payphone revenues	—	75,843	38,689	419,682
Total revenues	—	2,973,958	927,964	6,255,857

Direct cost of payphone operations	—	2,705,251	917,884	5,847,915
Selling, general and administrative	—	704,618	150,379	1,528,131
Depreciation	—	—	—	120,104
Total operating expenses	—	3,409,869	1,068,263	7,496,150

Loss from operations	—	(435,911)	(140,299)	(1,240,293)

Other income	40,055	95,109	558,697	164,552

Income (loss) from pre-liquidation operations	40,055	(340,802)	418,398	(1,075,741)

LIQUIDATION ACTIVITIES
Administrative expenses incurred after entering liquidation	—	—	100,000	(2,468,148)
Net realized gain on sale of assets and liabilities	—	—	2,578,009	—
Net unrealized gain on revaluations of assets and liabilities	—	17,800	—	1,019,114
Net income (loss) in liquidation	—	17,800	2,678,009	(1,449,034)

Net increase (decrease) in net assets	40,055	(323,002)	3,096,407	(2,524,775)

Shareholders’ equity (deficiency) at beginning of period	740,700	361,416	(2,315,652)	2,563,189

Net assets in liquidation at June 30, 2007 and 2006	$780,755	$38,414	$780,755	$38,414

The accompanying notes are an integral part of these financial statements.

PAYPHONE WIND DOWN CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation and severance for the remaining employees, board fees, fees of professional service providers, and miscellaneous other costs. Such costs were estimated at $1,765,903 as of June 30, 2007. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, and the timing of distributions to shareholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred may increase, reducing net assets available in liquidation.

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

Pursuant to Delaware law, the Company will continue in existence until at least February 14, 2010. Since February 9, 2007, the Company’s activities have been limited solely to those incidental to effecting its dissolution, including the investment of any funds being held in reserve and the distribution of its remaining assets to its stockholders. After the consummation of the Asset Sale Agreement, the remaining assets and properties of the Company consist primarily of cash and certain receivables. Pursuant to the Asset Sale Agreement, the Company reduced its number of employees significantly, with most employees being hired by Empire and other employees being terminated. As of June 30, 2007, only three directors and three employees (two of which are directors) remain. The remaining staff will be principally engaged in dealing with the winding down and dissolution of the Company.

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

Revenue Recognition

Prior to the sale date, February 9, 2007, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represented calls paid for by callers with coins deposited into the payphone. Coin call revenues were recorded in the amount of coins deposited in the payphones and in the period deposited. We also received revenues from non-coin calls made from our payphones. These non-coin calls included credit card, calling card, prepaid calling card, collect and third-party billed calls where the caller dialed “0” plus the number or simply dialed “0” for an operator. Non-coin calls often required a number of services, including automated or live operators to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call’s duration and determining the charge for the call, and billing and collecting the applicable charge. We were contracted with a limited number of operator service providers to handle these calls and perform all associated functions, while paying us a commission on the revenues generated thereby.

NOTE B—OTHER INCOME

Other income for the six months ended June 30, 2007 and 2006 consists of the following:

2007	Q2	Q1	YTD

WPTA settlement	$—	$466,710	$466,710
Loss recovery and other legal settlements	—	16,655	16,655
Interest income	35,928	16,908	52,836
Other miscellaneous income items	4,127	18,369	22,496
	$40,055	$518,642	$558,697

2006	Q2	Q1	YTD

Dial around true-up receipts for prior years’ operations	$3,761	$90,027	$93,788
Local exchange carrier credits from prior years’ operations	29,704	12,372	42,076
Loss recovery and other legal settlements	21,000	1,196	22,196
Reorganization expense	—	(43,985)	(43,985)
Interest income	17,881	9,571	27,452
Other miscellaneous income items	22,763	262	23,025
	$95,109	$69,443	$164,552

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

NOTE D – SALE OF PAYPHONE ASSETS

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

NOTE E – ACCOUNTS RECEIVABLE

As shown in the table below, the accounts receivable balance consists of the remaining amount due on the Promissory Note from Empire (see Note A) and liabilities which were assumed by Empire pursuant to the Sale Agreement and First Amendment that are accounted for pursuant to guidelines set forth in SFAS 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. We have recorded these items as accounts receivable and corresponding liabilities are also reflected on the Statement of Net Assets in Liquidation.

Item	6/30/07
Note receivable Empire	$350,901
Liabilities assumed by Empire but not derecognized:
Commissions and bonuses	3,351,917
Accounts payable	1,337,589
Other	51,135
Total accounts receivable	$5,091,542

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

Liquidation Basis of Accounting

The condensed financial statements for the three and six months ending June 30, 2007 and 2006 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Estimates are periodically reviewed and adjusted. Since the Company is in liquidation, the need to present future quarterly Statements of Operations and Statements of Cash Flows is eliminated.

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

Except as noted in the preceding paragraphs, there were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved from time to time in lawsuits that arise in the ordinary course of our business. In March 2006 Commercial Payphones, Inc., a Florida corporation, initiated a lawsuit against the Company in state court in Dade County, Florida for an alleged violation of a non-compete agreement alleging damages in excess of $15,000. We do not believe the allegations have legal merit and are vigorously defending the action and have filed a motion to quash service or, in the alternative, to dismiss the complaint for lack of jurisdiction. However, we cannot predict with certainty the outcome or effect of this litigation. In 2005 Clipper Telecommunications, Inc., Comchoice, Inc. and Coinlink, L.L.C. (the “Plaintiffs”) initiated a lawsuit against the Company and APCC Services, Inc. (a collector of dial around compensation for the payphones industry) in the United States District Court for the Western District of Texas. The complaint alleged damages in excess of $75,000 relating to dial around compensation collected by APCC Services, Inc. and held in the Company’s accounts with APCC. The Company was successful in obtaining a dismissal of the action. In December of 2006, the Plaintiffs filed a substantially similar complaint against the Company and APCC Services, Inc. in the state court of Texas. We do not believe the allegations have legal merit and are vigorously defending the action. However, we cannot predict with certainty the outcome or effect of this or other litigation in which the Company is or may become involved. On March 13, 2006, three former employees from the Puerto Rico branch filed a lawsuit against the Company in the Commonwealth of Puerto Rico, Court of First Instance, Manati Courthouse subsequent to their termination that had occurred while Empire was managing the Company pursuant to the Management Services Agreement. The lawsuit alleged damages in excess of $300,000. The Company reached a settlement with the former employees on September 18, 2007. At June 30, 2007, adequate provision was made in the financial statements for losses relating to this matter.

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

PAYPHONE WIND DOWN CORPORATION

Date: November 14, 2007	By:	/s/ GUY A. LONGOBARDO
Guy A. Longobardo
President and Chief Executive Officer

	By:	/s/ MICHAEL H. MCCLELLAN
Michael H. McClellan
Executive Vice President,
Chief Financial Officer and Treasurer