Form 10QSB
period 2007-09-30
PAYPHONE WIND DOWN CORP
filed 2007-11-14
CIK 1287065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PAYPHONE WIND DOWN CORPORATION

INDEX TO FORM 10-QSB

SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYPHONE WIND DOWN CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

SEPTEMBER 30, 2007

(Unaudited)

ASSETS
Cash	$2,266,082
Cash, restricted	83,575
Accounts receivable	4,740,642
Deposits	323,313
Total assets	7,413,612

LIABILITIES
Estimated costs to be incurred during liquidation	1,376,971
Accounts payable	1,396,474
Accrued expenses	3,763,119
Accrued property, excise and sales taxes	66,032
Total liabilities	6,602,596

Net assets in liquidation	$811,016

The accompanying notes are an integral part of these financial statements.

PAYPHONE WIND DOWN CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
PRE-LIQUIDATION OPERATIONS
Coin calls	$—	$1,883,092	$601,243	$5,668,010
Non-coin calls	—	883,118	288,032	2,934,375
Other payphone revenues	—	90,861	38,689	510,543
Total revenues	—	2,857,071	927,964	9,112,928

Direct cost of payphone operations	—	2,476,773	917,884	8,324,688
Selling, general and administrative	—	614,721	150,379	2,142,852
Depreciation	—	—	—	120,104
Total operating expenses	—	3,091,494	1,068,263	10,587,644

Loss from operations	—	(234,423)	(140,299)	(1,474,716)

Other income	30,261	63,059	588,958	227,611

Income (loss) from pre-liquidation operations	30,261	(171,364)	448,659	(1,247,105)

LIQUIDATION ACTIVITIES
Administrative expenses incurred after entering liquidation	—	—	100,000	(2,468,148)
Net realized gain on sale of assets and liabilities	—	—	2,578,009	—
Net unrealized gain on revaluations of assets and liabilities	—	41,391	—	1,060,505
Net income (loss) in liquidation	—	41,391	2,678,009	(1,407,643)

Net increase (decrease) in net assets	30,261	(129,973)	3,126,668	(2,654,748)

Shareholders’ equity (deficiency) at beginning of period	780,755	38,414	(2,315,652)	2,563,189

Net assets (deficiency) in liquidation at September 30, 2007 and 2006	$811,016	$(91,559)	$811,016	$(91,559)

The accompanying notes are an integral part of these financial statements.

PAYPHONE WIND DOWN CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2007

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation and severance for the remaining employees, board fees, fees of professional service providers, and miscellaneous other costs. Such costs were estimated at $1,376,971 as of September 30, 2007. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, and the timing of distributions to shareholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred may increase, reducing net assets available in liquidation.

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

Pursuant to Delaware law, the Company will continue in existence until at least February 14, 2010. Since February 9, 2007, the Company’s activities have been limited solely to those incidental to effecting its dissolution, including the investment of any funds being held in reserve and the distribution of its remaining assets to its stockholders. After the consummation of the Asset Sale Agreement, the remaining assets and properties of the Company consist primarily of cash and certain receivables. Pursuant to the Asset Sale Agreement, the Company reduced its number of employees significantly, with most employees being hired by Empire and other employees being terminated. As of September 30, 2007, only three directors and three employees (two of which are directors) remain. The remaining staff will be principally engaged in dealing with the winding down and dissolution of the Company.

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

NOTE B—OTHER INCOME

Other income for the nine months ended September 30, 2007 and 2006 consists of the following:

2007	Q3	Q2	Q1	YTD

WPTA settlement	$—	$—	$466,710	$466,710
Loss recovery and other legal settlements	—	—	16,655	16,655
Interest income	30,346	35,928	16,908	83,182
Other miscellaneous income items	(85)	4,127	18,369	22,411
	$30,261	$40,055	$518,642	$588,958

2006	Q3	Q2	Q1	YTD

Dial around true-up receipts for prior years’ operations	$—	$3,761	$90,027	$93,788
Local exchange carrier credits from prior years’ operations	5,160	29,704	12,372	47,236
Loss recovery and other legal settlements	29,900	21,000	1,196	52,096
Reorganization expense	—	—	(43,985)	(43,985)
Interest income	12,053	17,881	9,571	39,505
Other miscellaneous income items	15,946	22,763	262	38,971
	$63,059	$95,109	$69,443	$227,611

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

NOTE E – ACCOUNTS RECEIVABLE

As shown in the table below, the accounts receivable balance consists of liabilities which were assumed by Empire pursuant to the Sale Agreement and First Amendment that are accounted for pursuant to guidelines set forth in SFAS 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  We have recorded these items as accounts receivable and corresponding liabilities are also reflected on the Statement of Net Assets in Liquidation.

Item	9/30/07

Liabilities assumed by Empire but not derecognized:
Commissions and bonuses	$3,351,917
Accounts payable	1,337,589
Other	51,136
Total accounts receivable	$4,740,642

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

Liquidation Basis of Accounting

The condensed financial statements for the three and nine months ending September 30, 2007 and 2006 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Estimates are periodically reviewed and adjusted. Since the Company is in liquidation, the need to present future quarterly Statements of Operations and Statements of Cash Flows is eliminated.

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

Except as noted in the preceding paragraphs, there were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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